Form 10-K405
period 1999-12-31
CYPRESS COMMUNICATIONS INC
filed 2000-03-30
CIK 1043892

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

                       Commission File Number:  0-29281

                          CYPRESS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                              58-2330270
 (State or other jurisdiction                (I.R.S. Employer
          of incorporation)                  Identification No.)


   Fifteen Piedmont Center, Suite 710           (404) 869-2500
        Atlanta, Georgia 30305           (Registrant's telephone number)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 Par Value
                                (Title of Class)

                          Preferred Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common stock held by non-affiliates of the registrant was $417,652,929 at March 2, 2000, based on the closing sale price of $21.34 per share for the common stock on such date on the Nasdaq National Market on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding shares of common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

     The number of shares of the registrant's common stock outstanding at March 2, 2000 was 47,302,202.

                      Documents Incorporated by Reference

     The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted: None.

                          Cypress Communications, Inc.

                           ANNUAL REPORT ON FORM 10-K
                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

Item                                                                                                      Page
Number                                                                                                   Number
-------                                                                                                  ------
                                                PART I

1.  Business...................................................................................             2
2.  Properties.................................................................................            17
3.  Legal Proceedings..........................................................................            18
4.  Submission of Matters to a Vote of Security Holders........................................            18

                                                PART II

5.  Market for the Registrant's Common Equity and Related
      Stockholder Matters......................................................................
                                                                                                           19
6.  Selected Financial Data....................................................................            23
7.  Management's Discussion and Analysis of Financial Condition
      and Results of Operations................................................................            25
7A. Quantitative and Qualitative Disclosures about Market Risk.................................            41
8.  Financial Statements and Supplementary Data................................................            41
9.  Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure.................................................................            42

                                               PART III

10.  Directors and Executive Officers of the Registrant........................................            42
11.  Executive Compensation....................................................................            47
12.  Security Ownership of Certain Beneficial Owners and Management............................            51
13.  Certain Relationships and Related Transactions............................................            53

                                               PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................            55

Note:  All information in this report regarding shares of common stock and per
---- share amounts has been retroactively adjusted to reflect the 4.5-for-1 stock split which occurred on February 8, 2000.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements, including, in particular, the statements about our plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." You can identify these forward-looking statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions. Although we believe that the plans, objectives, expectations and prospects reflected in, or suggested by, our forward-looking statements are reasonable, those statements involve uncertainties and risks, and we can give no assurances that our plans, objectives, expectations and prospects will be achieved. We undertake no obligation to publicly update these forward-looking statements to reflect events or occurrences after the dates hereof or to reflect the occurrence of unanticipated events. Important factors that could cause our actual results to differ materially from the results expressed or implied by the forward-looking statements are contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors That May Affect Future Results" and elsewhere in this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

                                     PART I

Item 1.    Business

General

     We provide a full range of communications services to small and medium-sized businesses located in multi-tenant office buildings. These buildings are located in major metropolitan markets throughout the United States. We offer our customers a full range of communications services, including high speed, dedicated Internet access and data services, local and long distance voice services, feature rich digital telephone systems, digital satellite, business television, voicemail, e-mail, website hosting, security/monitoring services and other advanced communications services. We deliver these services over state-of-the-art fiber-optic, digital and broadband networks that we design, construct, own and operate inside large and medium-sized office buildings. We differentiate ourselves from other communications companies by providing a single-source communications solution with a high degree of customer service and responsiveness. Our customers are assigned a single dedicated on-site or near-site support team to address their sales and service needs. Our customers also benefit from the convenience and efficiency of receiving a single integrated bill for all of their communications services.

     We began providing bundled communications services and operating in-building networks in June 1996 in Atlanta. As of December 31, 1999, we were operating our networks in 116 buildings representing approximately 30 million rentable square feet in 12 major metropolitan areas, including Atlanta, Boston, Chicago, Dallas, Denver, Houston, Los Angeles, Miami, New Orleans, Orange County, San Diego and Washington, D.C. Overall, as of December 31, 1999, we had license agreements with building owners and property managers, including AEW, Boston Properties, Brookfield, Colonnade (formerly known as Taylor Simpson), Cornerstone, Cousins, Lend Lease, Shorenstein, Tower Realty, Transwestern, TrizecHahn, Vornado and Westbrook, giving us the right to install and operate our networks in more than 730 buildings representing more than 229 million rentable square feet in 50 major metropolitan areas.

Cypress's Corporate History

     We were formed as a limited liability company under the laws of Georgia on August 16, 1995 under the name Cypress Communications, L.L.C. We completed a reorganization on July 15, 1997 in which the operations of the predecessor company were merged into Cypress Communications, Inc., a Delaware corporation. In December 1998, we acquired certain of the assets and business of MTS Communications, a provider of building-centric communications services in California. In addition, in November 1999, we entered into a binding letter of intent to acquire approximately 18% of Site Connect, Inc., a Seattle based provider of Internet access, Web hosting and other advanced data services, for 281,250 shares of our common stock. In February 2000, we completed an initial public offering of our common stock.

Our Market Opportunity

     Communications services continue to experience growth and expansion. Data services in particular are experiencing rapid growth as an important global medium for communications and electronic business. According to industry sources, there are approximately 1.3 million small and medium-sized businesses in the United States, which typically employ between 10 and 500 employees. According to International Data Corporation, small and medium-sized businesses spent over $47 billion in 1998 for voice communication services. While Dataquest, another industry source, estimates that the demand for voice services will grow at a modest pace to over $53 billion in 2002, the demand for data and Internet services from this market segment is projected to grow at a substantially greater pace. We believe, based on our industry sources, that small and medium-sized businesses spent more than $14 billion for data and Internet services during 1998 and that growth in data and Internet services will increase at a compound annual growth rate of approximately 29% per year through 2002.

     We are targeting this growing market segment by constructing our fiber-optic, digital and broadband networks in the office buildings in which many small and medium-sized businesses are located. We estimate that there are more than 8,100 office buildings with greater than 100,000 square feet representing over 2.2 billion rentable square feet of office space located in the 50 major metropolitan areas in which we currently operate or plan to operate in the future.

     As the communications market has grown rapidly over the past five years, businesses have become inundated with offerings of new products, services and carriers. As a result, it has become increasingly difficult for small and medium-sized businesses, most of which do not have a dedicated communications staff, to evaluate the vast array of communications options that are available. In addition, these businesses have had to contend with the cost and complexity of retaining multiple vendors in order to procure the various communications services they require.

     We believe there is a significant demand in the market for an integrated communications provider who can offer the various communications services that small and medium-sized businesses require. While most large enterprises build or lease dedicated high speed networks and complex communications equipment, most small and medium-sized businesses, due to cost and network infrastructure constraints, are not able to enjoy the levels of service and functionality that such facilities and equipment can provide. For example, the majority of small and medium-sized businesses access the Internet through relatively slow dial-up connections, often at speeds of 56,000 bits per second or less. We believe that dedicated high speed connections to the Internet for small and medium-sized businesses will grow significantly over the next two years, and that this will create a significant opportunity for communications providers with the ability to provide affordable high-speed Internet connectivity in addition to other enhanced communications services.

The Cypress Solution

     We provide small and medium-sized businesses a broad range of communications services over our own in-building state-of-the-art fiber-optic, digital and broadband networks. Our solution offers these businesses a number of important advantages, including:

 .  A comprehensive communications solution from a single source.   We
   with a "one stop shopping" solution. As a result, we greatly reduce the administrative burden typically associated with managing multiple communications vendors. Our comprehensive package of communications services typically includes providing high speed, dedicated Internet access and data services, local and long distance voice services, digital satellite business television, voicemail and e-mail. We also offer web site hosting, domain name registration, 24x7 remote systems monitoring, firewall, or data security, protection and many other advanced communications services. We offer our services at competitive prices and deliver a single bill for all services rendered. We are continually expanding and upgrading the products and services that we offer our customers, so that as their needs evolve, our products and services evolve with them.

 . A reliable, feature-rich communications package typically available only to large corporations. In addition to offering a comprehensive package of communications services, we provide our small and medium-sized business customers features and performance levels that traditionally have been available only to large corporations. We provide voice services using state-of-the-art equipment from manufacturers such as Nortel Networks and Cisco Systems, which enables us to offer our customers a variety of enhanced services. We provide our customers affordable, high speed, dedicated Internet access at transmission speeds up to 3.0 million bits of data per second. We also have the ability to provide significantly greater speeds should our customers require such capacity in the future. Unlike traditional networks, our networks are designed to alleviate network congestion resulting in slow transmission speeds, a common problem which occurs when many customers within a multi-tenant commercial building attempt to use traditional limited capacity networks. In addition, to ensure reliable performance, we utilize multiple carriers, backup network components and emergency power supplies.

 . Rapid installation and service expansion with minimal capital outlay by customers. Because we own and operate our in-building networks, we are able to deliver our comprehensive package of services to a new customer within a few days of receiving an order. In addition, we are often able to provide same day service for existing customers requesting new services or features, such as increased Internet speeds or additional lines. Additionally, because our customers typically rent their telephone systems and related premise equipment from us, they avoid significant capital outlays and substantially mitigate the risks of being constrained by network capacity or having their phone system become technologically obsolete.

 . On-site or near-site customer service and support. Upon contracting for service, each of our customers is assigned a dedicated, experienced account team. This team is either on-site or near-site and is available on a 24x7 basis to address customer inquiries. We believe that our high standard of customer service will continue to enhance our ability to acquire and retain customers.

Our Strategy

     Our objective is to be a leading provider of integrated communications services to small and medium-sized businesses. To achieve this objective, we have developed a business strategy designed to achieve significant market penetration and deliver superior customer service while maximizing operating margins. Key components of this strategy include the following:

 . Providing a broad range of communications services under long-term customer contracts. We intend to continually add to and upgrade our service offerings in order to attract new customers and further penetrate our existing customer base. We sell our services under contracts which are typically three years in length. We believe our ability to provide a "one-stop shopping" solution will enable us to continue to enter into long-term contracts with our customers. In addition, we believe that our broad product portfolio also contributes to our low customer defection, or churn rates. In short, our goal is to ensure that a customer or potential customer need never look beyond Cypress to fulfill any communications need.

 . Providing superior customer service. As part of our continuous effort to attract and retain customers, we are dedicated to providing the highest levels of customer service and satisfaction in the industry. We assign to each customer a dedicated team of customer service personnel that is either on-site or near-site. Consequently, we believe that the level of customer service and technical support we offer in terms of responsiveness and customer knowledge exceeds that offered by competitors who provide customer support on a regional or national basis.

 . Controlling the critical "last few feet." We own and manage the in-building infrastructure over which we provide services to our customers, including the actual physical connection between our customers and out-of-building networks. We believe this affords us important and sustainable competitive advantages and allows us to:

          - strengthen our position as "gatekeeper" to our in-building customers;

          -  provision services more quickly and efficiently; and

          -  better control service quality.

 . Leveraging our experience and first mover advantage to secure license agreements with building owners. As one of the first in-building providers of integrated communications services in the United States, we will continue to leverage our experience and first mover advantage to secure additional license agreements with building owners. Before a building owner will enter into a long-term contract with a communications provider, the building owner must be confident that the provider is capable of offering superior service to building tenants throughout the life of the license agreement and thereafter. We believe our experience, industry reputation and referenceable customer base give us a meaningful competitive advantage with respect to instilling this confidence. In addition, while we target all types of property owners and managers, we have developed significant expertise in establishing strategic relationships with owners of individual buildings or small groups of buildings. These owners represent one of the largest single types of ownership of office space in the country. We believe that over the long term this competitive advantage will be particularly important because many of the larger multi-market building owners will eventually sign license agreements with either ourselves or our competitors.

 . Deploying cost effective, flexible networks. A substantial portion of our network related capital expenditures are made only after we have entered into a long-term license agreement with a property owner. The capital we deploy is highly success-based and modest on a per-building basis. For example, our initial capital expenditures in a typical building with approximately 335,000 rentable square feet are usually less than $90,000, which includes the purchase and installation of our riser system and associated network equipment. Furthermore, our networks are designed using an open standard architecture which enables us to rapidly and cost effectively incorporate the latest technological developments. In addition, in order to minimize operating costs while maximizing transmission capacity and providing backup capacity, we deploy networks using a combination of fiber-optic, copper, coaxial and wireless transmission solutions.

 . Opportunistically pursuing additional strategic acquisitions and relationships. We opportunistically pursue acquisitions and other strategic relationships which enable us to expand our customer base or geographic presence or provide us with additional management, sales or technical personnel. We intend to continue to seek such opportunities, both domestically and abroad.

Our Communications Services

     We use our state-of-the-art in-building networks to provide small and medium-sized businesses with a full range of voice, data, video and other enhanced communications services. We also provide paging and, in some markets, wireless telephone services through agreements with various communications carriers. Close contact with our customers by our direct sales force and customer service personnel enables us to tailor our service offerings to meet customers' needs and to creatively package our services to provide "one-stop shopping" solutions for those customers. Services we offer are summarized as follows:

                      Cypress Services Currently Available

          Voice Services                       Data Services                          Video/Wireless/Other
----------------------------------  -----------------------------------  ----------------------------------------------
 Local Dialtone                     High Speed Internet Access           Business Television
 Long Distance                      Electronic Mail                      Wireless Voice
 Voice Mail                         Web Hosting                          Paging
 Telephone Equipment                Domain Name Services                 Installation & Cabling
 Audio Conferencing                 Firewall Services                    Move, Add & Change Services
 Toll Free Services                 SmartWatch
 Calling Cards                      SmartView

     Voice services. The majority of our voice services customers rent their telephones from us. This ensures a compatible interface with our state-of-the-art in-building communications equipment and provides customers with a number of key benefits, including:

 . access to an advanced, multi-function telephone system which few small businesses could afford to buy and support on their own;

 .  a significant reduction in up-front capital costs; and

 .  reduced risk of technological obsolescence.

     Our voice offerings include both traditional telephone services, such as local and long distance services, as well as value-added services, such as integrated voicemail, audio conferencing, calling cards and toll-free number services. Additional enhanced features include call waiting, call forwarding, dialback and caller ID.

     Data services. One of our most popular services is high speed, dedicated Internet access. We provide this service using our patent pending fiber-optic infrastructure and network configuration. The key features of this service are:

 . Dedicated connectivity. Our service is always on, providing instantaneous connections and the capability to receive or transmit information continuously.

 . Range of speed options. Customers currently subscribe to delivery speeds between 64,000 bits of data per second and 3.0 million bits of data per second, but we have the capacity to provide up to 100.0 million bits of data per second in response to customer demand. In addition, using commercially available equipment, we can increase the transmission speed of our infrastructure to one billion bits of data per second.

 . Flexibility. We can usually increase a customer's bandwidth speed within minutes of receiving a request. We can also deliver different speeds of service to specific computers or groups of computers within a customer's office.

 . Security. Because each customer's Internet service is provided over dedicated fiber-optic strands, a customer's Internet traffic is secure from that of other customers in the building.

     In addition to our Internet access service, we offer other enhanced data services such as web site hosting, e-mail, domain name registration and firewall services. We also offer our customers SmartWatch services, in which we provide 24-hour monitoring of web and e-mail servers, and SmartView services, which enables our customers to monitor their bandwidth usage via the Internet.

     Video, wireless and other services. In many of our buildings, we offer our customers a comprehensive package of business television services consisting of news, business, sports and network programming. We deliver these services directly to our customers over our in-building networks using a combination of direct broadcast satellite programming and off-air local channels. Our customers can elect to receive more or less programming depending on their needs. In addition to voice, data and video services, we also offer our customers a variety of other enhanced communications services, such as paging and, in some markets, wireless telephones, which we are able to provide through agreements we have with various communications carriers. We also provide on-site installation, including installing telephone systems and configuring and connecting customer computer equipment to our networks, as well as highly responsive move, add and change services. We will continue to investigate, test and add, where appropriate, complementary products and services to maintain our "one stop shopping" strategy.

Network Architecture

     We design, install, own and operate our networks inside buildings which we serve under long-term license agreements with building owners or operators. Our in-building networks typically consist of the following:

 . a state-of-the-art riser system utilizing fiber-optic cable, broadband coaxial cable and copper wire;

 .  communications equipment usually located in the building;

 . high capacity leased facilities connecting our networks to the networks of selected local, long distance and Internet service providers; and

 . for our data services, high capacity leased facilities to move data traffic to and from a central point that we establish in each market.

     Riser systems inside buildings. Inside buildings, we design, install, own and manage a vertical communications infrastructure, also known as the riser system, that typically runs inside vertical utilities shafts from the building's basement to the top floor. Our riser systems typically are comprised of high capacity fiber-optic cable, broadband coaxial cable and copper wire. These systems are designed to carry a full range of voice, data and video traffic. We believe our riser systems have the capacity to accommodate all of our customers' current and anticipated broadband needs.

     Feeder systems inside buildings. Inside buildings, we also design, install, own and manage a horizontal communications infrastructure, known as the feeder system, that typically runs from our riser systems into our customers' premises. Our feeder systems typically utilize high capacity fiber-optic cable, broadband coaxial cable and copper wire. These systems are installed only upon our signing a service contract with a customer

     Communications equipment inside buildings. Inside almost all of the buildings we serve, we have routing and distribution equipment that connect our riser systems to the networks of select local, long distance and Internet service providers. This equipment includes data switches, routers and voice switches, which direct incoming and outgoing data and voice traffic, and other video and communications equipment purchased from Nortel Networks, Cisco Systems and other manufacturers. In the case of a multi-building real estate complex, we are usually able to provide our services in all buildings within that complex by deploying this communications equipment in one building and connecting the other buildings to that equipment. This results in significant cost savings and reduced capital expenditures.

     Leased facilities outside buildings. We connect the communications equipment in our buildings to leased network facilities of selected local, long distance and Internet service providers that provide the out-of-building transport necessary to provide full service to our customers. In some instances, as in the case of a multi-building complex, we may interconnect a number of buildings using leased facilities known as "private line" or "point-to-point" connections.

     In deploying our Internet services, we utilize a central market point of presence, which allows us to aggregate and disseminate data traffic to and from all of the buildings we serve in that market. We typically connect each building to the central market point of presence using leased high capacity facilities, on a carrier's fiber-optic network. These lines are leased from carriers that have previously installed fiber in the local market. There are generally several providers in each market who are able to provide us with connectivity for traffic between buildings and the point of presence.

     At our point of presence, we install the electronic equipment necessary to provide our data services in the metropolitan area. This equipment includes network servers, traffic routers and other related communications equipment. We connect each point of presence to more than one Internet service provider to provide diverse Internet connectivity to our network. Most points of presence are connected to at least one other point of presence in a different market over a dedicated leased facility to provide a backup means of transmitting data in case any of our network connections to the Internet should fail.

     Advantages of our Network Architecture. The architecture of our network provides us with significant competitive advantages, including the ability to:

 . rapidly connect customers without the need to arrange local phone lines and circuits for each new line added;

 . capitalize on advanced Internet-protocol-based technology to construct a more efficient and lower cost network;

 .  provide low cost, high performance services;

 .  offer always-on, secure data connections to our network and the Internet; and

 . provide a flexible platform for bandwidth upgrades and new service offerings as communications technology and applications continue to develop.

     Network Management and Monitoring. We recently implemented a state-of-the-art automated alarm and control system to further enhance our network monitoring capabilities. Our trained system engineering personnel use our control system to monitor and control our networks on a 24x7 basis. This system enables fault alarm monitoring, system control, environmental monitoring, remote system diagnostics, physical security monitoring, backup control and usage statistics. This Internet-enabled system allows our technicians to access and control our systems over Internet, Intranet or local or wide area network configurations, as well as through a dial-up connection in the unlikely event of loss of Internet-based communications. Service affecting events are automatically detected and immediately reported to both technical personnel located in our network operations center and market-based field support engineers who address network issues either remotely or directly on-site. Field engineering personnel in our markets are equipped with a full set of parts and spares necessary to support their routine service calls and we also maintain complete spare systems in the unlikely event of a disaster.

     Our network operations center also supports a 24x7 hotline for help desk support. We intend to supplement this center with a geographically diverse backup network operations center to supplement day-to-day operations and act as a disaster recovery site for the main network operations center.

Construction

     We have developed and implemented a cost-efficient, team-based approach to constructing and expanding our in-building networks. We have formulated implementation procedures which incorporate standardized construction drawings and equipment configurations that allow us to maintain high quality construction standards. These procedures can be quickly and easily repeated for all of our installations with minimal use of equipment space. As a result of the extensive experience gained from having constructed over 150 in-building networks and our standardized installation procedures, we can often begin serving customers within 45 to 60 days from the date a property manager approves our network design. As a result of our standardized construction process and our extensive engineering capabilities, we are typically able to initially install our networks for less than $90,000 per building. Thereafter, we are able to cost-effectively deploy capital and expand our networks as needed to accommodate customer demand.

Sales and Marketing

     We directly market our services to the tenants in buildings where we have secured long-term license agreements with property owners or managers. We leverage our relationships with property owners and managers as a first and primary means of creating tenant awareness of our services. Upon our entering a building, property owners or managers will typically send a letter to tenants on their letterhead introducing Cypress, describing the nature and benefits of our service offerings and highlighting the complete package of business communications products that we are able to offer. Shortly thereafter, we will conduct a promotional in-building event, typically in the building lobby, where we will demonstrate our voice, Internet and video services to generate sales leads. After our initial service launch we continue to work closely with the building owner, property management and leasing representatives. Our typical license agreements enable us to display our signage and marketing materials within the leasing office and other high traffic locations within a building. Our agreements also contain provisions whereby our building owners, management and leasing representatives agree to advise tenants of the availability of our services. In most cases, property owners or managers will also notify us as new tenants enter the building.

     Our goal is to offer a comprehensive communications solution and in effect to become our customers' outsourced communications department. As such, our sales approach is highly consultative. In our initial sales meetings we work closely with prospective customers to assess their particular communications needs. We also carefully analyze the communication bills from their current vendors to understand a potential customer's usage patterns and current cost. We then present the potential customer with a highly customized, comprehensive proposal which is typically more cost effective, feature-rich and easier to administer than their current communications package.

     We typically assign one dedicated account team for every five or six buildings. The account team usually consists of one account executive, one customer service representative and one on-site or near-site technician. Our technicians and engineers provide our customers with customized technical consulting regarding the use and availability of our services. This is generally highly valued by small and medium-sized businesses that often have limited information technology staffs and expertise. We believe that using dedicated account teams enhances our ability to build and retain long-term customer relationships and our ability to cross-sell and upgrade service offerings.

     Our sales efforts are supported by our marketing department which, in addition to creating various "point of sales" promotional materials, works with outside advertising and public relations firms to develop a targeted, highly cost-effective marketing approach to build Cypress brand awareness.

Real Estate Selection and Marketing

Property Selection

     The criteria that our real estate professionals consider in targeting buildings includes the buildings' location and size, the number of tenants, the tenant mix, the proximity of the building to other buildings in which we hold existing license agreements, and the expected time and cost involved in installing our networks. In addition, we generally prefer buildings with some tenant vacancy, or anticipated near-term tenant roll-over, because we believe new tenants are particularly receptive to our single-source communications solution. Once we have determined that a building or collection of buildings meets our criteria, one of our real estate professionals contacts the property owner or operator in an effort to negotiate a license agreement which will provide us access to the buildings.

License Agreements and Arrangements with Property Owners and Operators

     We believe we present a compelling value proposition to property owners and operators. In our negotiation with these property owners and operators, we emphasize the following value-added benefits of doing business with Cypress:

 . we enhance the marketability of the building to prospective tenants by providing a complete communications solution with advanced features that may not be available in other buildings;

 .  we install our network architecture at no cost to the property owner; and

 . we pay property owners a fixed rental fee and/or a modest percentage of the revenue we receive from providing communications services to the tenants in their buildings.

     In the past, we have entered into license agreements with property owners and operators on a per building basis in order to gain the right to install and operate our networks in their buildings. Under these agreements, we pay the property owners and operators either a base fee or a modest percentage of the revenues we generated from their tenants, typically between 3% and 6%. The typical term of these agreements is ten years.

     In November and December 1999, we entered into master license agreements with several owners and operators of multiple office buildings, including AEW, Boston Properties, Brookfield, Colonnade (formerly known as Taylor Simpson), Cornerstone, Cousins, Lend Lease, Shorenstein, Tower Realty, Transwestern, TrizecHahn, Vornado and Westbrook. Each master license agreement sets forth a list of buildings owned or managed by the owner or operator that is a party to that agreement. In accordance with the terms of these agreements, we have begun to enter into property-specific license agreements with respect to each listed building. In some cases, the property owner or operator may need to obtain the consent from third parties who may have an ownership interest in the building before we can enter into a property-specific license agreement for that building. Under the property-specific license agreements, we will be granted a license to install and operate our networks in each such building in return for approximately 6% of the revenues we receive from tenants in that building. The initial term of each property-specific license agreement is generally five years, with an automatic five year extension at the end of the initial term, absent any default under the agreement. These master license agreements gave us the right to operate our networks in more than 600 buildings representing more than 194 million rentable square feet. Overall, as of December 31, 1999, we had license agreements giving us the right to operate our networks in more than 730 buildings representing more than 229 million rentable square feet.

     In connection with the execution of the master license agreements, we also entered into stock warrant agreements with the same property owners and operators. Under the terms of these agreements, we issued these owners and operators warrants to purchase up to an aggregate of 11,163,990 shares of our common stock at an exercise price of $4.22 per share. The exact number of shares of common stock underlying these warrants, which is based on the gross leasable area of the buildings set forth in the master license agreements, will be determined upon the completion of due diligence and the finalization of the building schedules, which is expected to be completed in April 2000. These warrants are exercisable for periods of five to ten years, but cannot be exercised until August 15, 2000.

     Generally, our license agreements are non-exclusive, which means the property owners or operators may permit competitors to install their own in-building networks in their buildings. Some competitors already have rights to install networks in some of the buildings in which we have rights to install our networks. While few in-building competitors are operating networks in buildings in which we currently operate networks, this situation may change as we and our competitors continue to expand operations.

     We continue to pursue license agreements with property owners and operators and, in particular, target owners and operators of multiple office buildings.
We are currently considering the possibility of issuing additional warrants to acquire shares of our common stock to owners and operators of multiple office buildings in order to induce them to enter into master license agreements similar to the license agreements we entered into in November and December of 1999.

Customer Service and Technical Support

     We believe that we maintain a higher standard of customer service than other companies serving small and medium-sized businesses and that this is a key factor in our low customer turnover rate. The key aspects of our service include:

 . Dedicated Support Teams for Timely Response. We typically designate on-site or near-site teams of one account executive, one customer service representative and one technician to a territory which usually includes five or six buildings in close proximity to one another. These teams are closely supported by Internet sales engineers and technicians certified in Nortel, Cisco and Microsoft technologies. Customers benefit from this arrangement because our dedicated account teams, in addition to being physically located near our customers, are familiar with our customers' particular communications packages and, accordingly, are able to more efficiently respond to their needs. This dedicated team approach also further personalizes our customer relationships.

 .  Dial "H-E-L-P" for Service. In Atlanta, Chicago, Dallas, Houston and Los
   Angeles, a customer need only dial "H-E-L-P" (4357 on a telephone key pad) from any telephone that is part of our network to be connected to our customer service team. In most cases, our customer's name will appear on our customer service representatives telephone display, allowing us to answer the calling party using their name, further supporting the personalized relationship between Cypress and our customers. If a customer is not near a telephone connected to our network, we provide a regular ten digit contact number to reach our customer service representatives. We are implementing this system in our other markets as well.

 . Remote System Monitoring and Service Modifications. Many elements of our networks can be controlled and modified remotely from a customer service office or our network operations center, allowing us to respond to customers more rapidly and with minimal disruption. For example, we can increase a customer's bandwidth allocation within minutes of being contacted or we can add additional lines and voice mail boxes to a customer's existing services without the need to make an on-site service call.

 . Efficient On-Premises Service Modifications. Some move, add and change services require a visit to our customers' premises. For example, when a customer expands the number of employees in their office, we will send a customer service representative to manage this expansion and a technician to install additional cabling and telephones. Because our networks are modular even at the customer premises level, we can typically add the necessary services and equipment with minimal disruption to our customer's regular operations.

 . Continuous Training. Upon implementation of the Cypress solution for a new customer, the members of the dedicated support team consult with the end-users at the customer's premises and explain the functionality of the new equipment and services for which the customer has contracted. We provide further training when the customer expands its services or adds new employees. We believe our emphasis on training reduces calls to our customer service team and encourages quick adoption of and higher usage rates for installed services. We believe this approach generates increased demand for bandwidth upgrades and additional services.

Competition

     The market for communications services for small and medium-sized businesses is very competitive. We face competition from many communications providers with significantly greater financial resources, well-established brand names, larger customer bases and diverse strategic plans and technologies. Any of these competitors may focus on our market strategy and subject us to intense competition for our services or for access to the office buildings in our target markets. We expect significant competition from traditional and new communications companies, including the following:

Other in-building communications providers

     Some competitors are attempting to gain access to office buildings in our target markets. These companies include Advanced Radio Telecom, Allied Riser Communications, Broadband Office, Intermedia, NEXTLINK, OnSite Access, RCN Telecom Services, SiteLine, Teligent, Urban Media and Winstar. Some of these competitors are seeking to develop exclusive relationships with building owners. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Our agreements to use utility shaft space within buildings are generally not exclusive. An owner of any of the buildings in which we do not have exclusive rights to install a network could also give similar rights to one of our competitors. Certain competitors already have rights to install networks in some of the buildings in which we have rights to install our networks. It will take a substantial amount of time to build networks in all the buildings in which we intend to exercise our rights under our license agreements and master license agreements. Each building in which we do not build a network is particularly vulnerable to competitors. It is not clear whether it will be profitable for two or more different companies to operate networks within the same building. Therefore, it is critical that we build our networks in additional buildings quickly. Once we have done so, if a competitor installs a network in the same building, there will likely be substantial price competition.

Local telephone companies

     Incumbent local telephone companies, including GTE and regional Bell operating companies such as Bell Atlantic and BellSouth, have several competitive strengths which may place us at a competitive disadvantage. These competitive strengths include an established brand name and reputation and significant capital to rapidly deploy or leverage existing communications equipment and broadband networks. Competitive local telephone companies often market their services to tenants of buildings within our target markets and selectively construct in-building facilities. Additionally, the regional Bell operating companies are now permitted to provide long distance services in territories where they are not the dominant provider of local services. These companies may also provide long distance services in the territories where they are the dominant provider of local services if they satisfy a regulatory checklist established by the Federal Communications Commission. In December 1999, the FCC ruled that Bell Atlantic has met these requirements in New York and may provide long distance services in New York. If other regional Bell operating companies are permitted to provide long distance services in territories where we operate, we could face greater price competition.

Long distance companies

     Many of the leading long distance companies, such as AT&T, MCI WorldCom and Sprint, could begin to build their own in-building voice and data networks. The newer national long distance carriers, such as Level 3, Qwest and Williams Communications, are building and managing high speed fiber-based national voice and data networks, partnering with Internet service providers, and may extend their networks by installing in-building facilities and equipment.

Fixed wireless service providers

     Fixed wireless service providers, such as Advanced Radio Telecom, MCI WorldCom, NEXTLINK, Sprint, Teligent and Winstar, provide high speed communications services to customers using microwave or other facilities or satellite earth stations on building rooftops.

Internet service providers

     Internet service providers, such as Concentric Networks, EarthLink, GTE Internetworking, Prodigy, PSINet, Sprint, the UUNET subsidiary of MCI WorldCom, and Verio, provide traditional and high speed Internet access to residential and business customers, generally using the existing communications infrastructure. Providers, such as America Online, Microsoft Network, Prodigy and WebTV, generally target the residential market and provide Internet connectivity, ease-of-use and a stable environment for modem connections.

Digital subscriber line companies

     Digital subscriber line companies and/or their Internet service provider customers, such as Covad, Network Access Solutions, Northpoint and Rhythms NetConnections, provide high capacity Internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow.

Cable-based service providers

     Cable-based service providers, such as Excite@Home and its @Work subsidiary, High Speed Access, RCN Telecom Services and Road Runner, use cable television distribution systems to provide high capacity Internet access.

Suppliers

     We must connect our in-building networks to local, long distance and Internet service providers in order to serve our customers. In most of our markets, to connect our networks to local, long-distance and Internet providers, we connect our networks to and lease facilities from the local telephone company, which is usually one of the regional Bell operating companies such as BellSouth, Bell Atlantic, SBC-Ameritech and Pac Bell. Typically, we are able to secure connections for local calling service within 30 days of requesting such service, although additional delays of 15 to 30 days are not uncommon.

     We purchase long-distance transmission capacity from several long-distance communications companies, such as ITC DeltaCom, Qwest and MCI WorldCom, on terms customary for the industry. While we have entered into several long-distance contracts with minimum purchase commitments, we believe that none of these contracts are material and that in most cities in which we operate there are a number of long distance carriers with whom we could arrange long-distance services. Typically, we are able to secure connections for long-distance service within 30 days of requesting such service.

     To provide Internet services to our customers, we purchase data transmission capacity from Internet service providers such as MCI WorldCom, Sprint, Verio and Savvis. We believe that our agreements for data transmission capacity are on customary terms for the industry and that in most cities in which we operate there are a number of data transmission capacity providers with whom we could arrange data transmission services. Typically, we are able to secure connections for data transmission capacity within 45 days of requesting such service.

     Our in-building networks contain equipment such as data switches, routers, voice switches, and other communications and video equipment that we purchase from Nortel Networks, Cisco Systems and other manufacturers. We do not have any minimum purchase commitments with any of our manufacturers and believe that there are alternative vendors available to us for all the types of equipment which we purchase.

Regulation

     Our provision of basic communications services is subject to regulation at the federal, state and local level. Often, regulations do not specifically address our operations and the application of these regulations is subject to interpretation. Regulators may successfully assert that additional regulations apply to our operations. Additionally, regulation of the communications industry is evolving rapidly. The regulations that apply to us are subject to ongoing administrative proceedings, litigation and legislation. The outcome of these various proceedings, as well as any other regulatory initiatives, cannot be predicted. Future regulatory changes may have a material adverse affect on our business and operations.

Local Voice Services

     In the states where we currently provide local voice services, we believe that we qualify as what most states refer to as a "shared tenant service provider." Laws in these states vary as to the terms and conditions with which we must comply to be classified as a shared tenant service provider. Some of these terms and conditions include:

 . We must maintain a switching system, or private branch exchange, in each building or set of contiguous buildings that we serve which allows calls to be routed directly to the individual instead of through a central number.

 . The local telephone company must be permitted by the building owner to provide service to any tenant in the buildings in which we operate.

 . In California, we may not charge our customers a higher rate for local voice services than we are charged by the local telephone company for those services.

 . In Illinois, we must permit local telephone companies, upon payment of a fee, to use the communication equipment in our buildings.

 . In some states, we must register as a shared tenant service provider and file reports. Registering as a shared tenant services provider usually involves filing the required application and, in some instances, may also involve the payment of a small fee.

 .  In some states, we must pay regulatory fees and universal service fees.
   Universal service fees are payments to funds established to, among other things, help subsidize the incumbent local telephone company's provision of telephone service to certain rural and other hard-to-reach areas.

     A jurisdiction's regulations or guidelines governing shared tenant service providers may not specifically address our operations. While we believe that we qualify as a shared tenant service provider in all the jurisdictions where we currently provide local voice services, a regulator may successfully challenge our position and conclude that we need to qualify as a competitive local telephone company. Additionally, jurisdictions may modify their regulations to reduce or eliminate their shared tenant service provider classification, requiring us to comply with the regulation of competitive local telephone companies. In fact, in some states in which we intend to provide local voice services, we will have to qualify as a competitive local telephone company because the regulations in such states effectively require us to do so in order to perform our operations in the manner we propose.

     Competitive local telephone companies are typically subject to more stringent state regulation than shared tenant service providers. Our cost of regulatory compliance would increase if we were subject to regulation as a competitive local telephone company, but not in such a way that would have a material adverse effect on our business. Most states require that competitive local telephone companies receive approval from the public service commission to operate. Competitive local telephone companies generally must also file tariffs setting forth the terms, conditions and prices for intrastate voice services. In many states, competitive local telephone companies must also, among other things, file accident reports, notifications of complaints and service interruptions, and contribute to universal service support. In addition, under federal law, including the Telecommunications Act of 1996, competitive local telephone companies are subject to certain rights and obligations with respect to their agreements with incumbent local telephone companies, including the duty to interconnect with other carriers, to provide other carriers access to their poles, ducts, conduits and rights-of-way, and to make their agreements with the incumbent local telephone company available to other carriers on a non-discriminatory basis. As a result of the Telecommunications Act, which removed most of the significant legal barriers to entry into communications service, including local telephone company service, there has been increased competition in our target markets for the provisioning of local telephone services.

     While we are generally subject to less regulation as a shared tenant services provider than we would be as a competitive local telephone company, we have the added regulatory uncertainty that arises from the fact that many states have little, if any, written regulations regarding shared tenant services. The regulations that do exist are often unclear. In addition, some states rely on the tariffs of the local telephone companies to determine what constitutes permissible shared tenant services, and there are no assurances that such tariffs will not change in a manner that materially affects our ability to provide services as a shared tenant services provider. In addition, as a shared tenant services provider we have less flexibility with respect to the use of our switching systems than competitive local telephone companies because we must maintain a switching system, or private branch exchange, in each building or set of contiguous buildings that we serve.

Long Distance Voice Services

     While the law on this issue is unclear, we believe that given the highly customized interstate and international long distance services that we provide, we are not required to make any material filing with, or seek the approval of, the Federal Communications Commission. As with our local voice services, our long distance services may be considered to be a common carrier service by the Federal Communications Commission. If that occurs, we will be subject to common carrier regulation under federal law and will need to file domestic and international tariffs and seek FCC authorization to provide international service. Our cost of regulatory compliance would increase if we were subject to regulation as a common carrier. On the other hand, if we are deemed to be a common carrier, we may find it easier to market our services to prospective customers because we could simplify our agreements with them since many of the protections we believe we need, such as limitation of liability, could be set forth in the tariffs.

     Additionally, as a result of the Telecommunications Act of 1996, the regional Bell operating companies are now permitted to provide long distance services in territories where they are not the dominant provider of local services. These companies may also provide long distance services in the territories where they are the dominant provider of local services if they satisfy a regulatory checklist established by the Federal Communications Commission. In December 1999, the FCC ruled that Bell Atlantic has met these requirements in New York and may provide long distance services in New York. If other regional Bell operating companies are permitted to provide long distance services in territories where we operate, we could face greater price competition.

Data Services

     The Internet and data services that we provide generally are not subject to federal, state or local regulation. Congress and some state legislatures have considered imposing taxes and other burdens on Internet service providers and regulating content provided over the Internet. Additionally, we may be affected by statutes, regulations and court cases relating to the liability of Internet service providers and other on-line service providers for information carried on or through their services or equipment, including in the areas of copyright, indecency/obscenity, defamation and fraud. Future regulation may have a negative impact on our ability to offer Internet services at competitive and profitable rates.

Video and Wireless Services

     Our provision of video services is subject to some federal, state and/or local regulations. We are, for example, required to obtain consent from local broadcasters, and pay certain copyright fees, in order to provide their programming, and we must also pay copyright fees to provide certain other programming. We also are subject to some technical requirements with regard to our provision of video services, such as requirements to ensure that our system will not cause harmful interference with certain other communications systems. Further, to the extent that we provide programming using wireless transmission, we must obtain and maintain federal licenses.

     Our video services are regulated to a far lesser extent than the video services of franchised cable operators, which are those video services providers who have received franchises from the municipalities they serve and whose facilities typically cross public streets and rights of way. For example, we are not subject to any rate regulation, and we are not subject to the "must carry" obligations placed upon franchised cable operators, which require those operators to carry certain programming.

     Recent rulings of the Federal Communications Commission may impact our video services. For example, the FCC recently ruled that owners of multiple unit premises generally cannot forbid their tenants from installing some communication devices, such as satellite dishes, on the tenant's balconies and other areas controlled by the tenant.

     We do not have any cellular or similar types of licenses. Rather, we rent or sell pagers and wireless phones and resell the services of wireless providers. Consequently, while we do pay some regulatory fees, we generally are not subject to federal regulation with respect to these services.

Mandatory Access Laws

     There have been proposals to require that commercial office buildings give access to competitive providers of communications services, and some states, such as California and Texas, already have mandatory access laws. These laws generally prohibit a property owner from providing exclusive access to one provider or from restricting another provider's access to the property. In addition, the Federal Communications Commission is considering, among other things, whether building owners offering access to any communications provider should be required to make comparable access available to all such providers on a nondiscriminatory basis. We do not know whether, or in what form, these proposals will be adopted. If the FCC or many other states in which we operate or intend to operate require commercial property owners to provide access to all communications providers, such laws will facilitate our competitors' access to buildings we serve. Such laws may, however, also enable us to obtain access to buildings in which we otherwise may have been denied access.

Intellectual Property

     We regard certain aspects of our products, services and technology as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

     We currently have a patent application pending for our fiber-optic infrastructure and network configuration. This patent may not be issued to us, and if issued, it may not protect our intellectual property from competition which could seek to design around or invalidate this product.

Employees

     As of March 15, 2000, we had 307 full-time employees. We are not party to any collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any current efforts or plans to organize our employees. We consider our relationships with our employees to be good.

Item 2.    Properties.

     Our headquarters are located in facilities consisting of approximately 30,000 square feet in Atlanta, Georgia, which we occupy under leases which expire in 2005 and 2007. We also occupy approximately 3,000 square feet of temporary space in Atlanta of leases of less than one year. In addition, our engineering personnel, network operating facilities and warehousing and distribution functions, were relocated in February 2000 to a new facility consisting of approximately 32,000 square feet in Norcross, Georgia under a lease which expires in November 2006. We also occupy offices in major U.S. markets under leases of various terms. As we expand into new markets we will continue to add office space as needed.

Item 3.    Legal Proceedings.

     We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business.

Item 4.    Submission of Matters to a Vote of Security Holders

Note:  In addition to the 4.5-for-1 stock split, all information in this Item 4
---- regarding common shares has been retroactively adjusted to reflect the conversion of all outstanding preferred stock into common stock on February 15, 2000.

     On October 8, 1999, our stockholders approved the matters set forth below by written consent in lieu of a special meeting. On the date of such consent there were 16,586,931 shares of common stock outstanding, and stockholders holding 16,586,931 shares of common stock executed such consent, representing 100% of the then outstanding shares of common stock.

 . In connection with the issuance and sale of series C preferred stock, the stockholders approved (i) the entering into of the Series C Preferred Stock Purchase Agreement and the Third Amended and Restated Stockholders Agreement and (ii) the filing of the Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

 . The stockholders approved (i) the reservation of 9,000,000 shares of common stock for issuance pursuant to the 1997 Management Option Plan and (ii) the reservation of 5,400,000 shares of common stock for issuance pursuant to warrants to be granted in connection with our licensing agreements.

 . The stockholders approved an amendment to our bylaws increasing the maximum number of directors to nine (9).

     On November 23, 1999, our stockholders approved the matters set forth below by written consent in lieu of a special meeting. On the date of such consent there were 29,276,331 shares of common stock outstanding, and stockholders holding 27,660,648 shares of common stock executed such consent, representing in excess of 94.4% of the then outstanding shares of common stock.

 . In connection with the issuance and sale of additional series C preferred stock, the stockholders approved the filing of the Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

     On November 23, 1999, our stockholders approved the matters set forth below by written consent in lieu of a special meeting. On the date of such consent there were 29,276,331 shares of common stock outstanding, and stockholders holding 27,581,023 shares of common stock executed such consent, representing in excess of 94.2% of the then outstanding shares of common stock.

 .  The stockholders ratified the continued election of R. Stanley Allen, Ward C.
   Bourdeaux, Jr., Jeffrey H. Schutz, William P. Egan and John C. Halsted as directors, and elected Laurence S. Grafstein and Randall A. Hack as directors.

     On December 1, 1999, our stockholders approved the matters set forth below by written consent in lieu of a special meeting. On the date of such consent there were 31,379,488 shares of common stock outstanding, and stockholders holding 30,390,013 shares of common stock executed such consent, representing in excess of 96.8% of the then outstanding shares of common stock.

 . The stockholders approved (i) the reservation of 11,700,000 shares of common stock for issuance pursuant to the 1997 Management Option Plan, (ii) the reservation of 11,250,000 shares of common stock for issuance pursuant to warrants to be granted in connection with our licensing agreements and (iii) the filing of the Fourth Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

     On December 23, 1999, our stockholders approved the matters set forth below by written consent in lieu of a special meeting. On the date of such consent there were 35,438,701 shares of common stock outstanding, and stockholders holding 35,279,802 shares of common stock executed such consent, representing in excess of 99.6% of the then outstanding shares of common stock.

 .  The stockholders elected P. Eric Yopes as a director.

 . In connection with our initial public offering, the stockholders approved (i) the filing of the Fifth Certificate of Amendment to the Amended and Restated Certificate of Incorporation, (ii) the adoption of the Amended and Restated By-laws, (iii) the filing of the Second Amended and Restated Certificate of Incorporation and (iv) the declaration of a stock dividend in order to effectuate a stock split of the common stock.

 . In connection with the adoption of a shareholder rights plan, the stockholders approved the declaration of a rights dividend on the common and preferred stock.

 . The stockholders approved (i) the adoption of the 2000 Stock Option and Incentive Plan and the reservation of up to an aggregate of 11,700,000 shares of common stock for issuance pursuant to the 2000 Stock Option and Incentive Plan and the 1997 Management Option Plan and (ii) the adoption of the Employee Stock Purchase Plan and the reservation of up to 900,000 shares of common stock for issuance pursuant to the Employee Stock Purchase Plan.

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
Matters.

Price Range of Common Stock

     Our common stock has traded on the Nasdaq National Market under the symbol "CYCO" since our initial public offering on February 10, 2000. Prior to this date, there was no market for our common stock. On March 2, 2000, the last reported sales price of our common stock as reported on the Nasdaq National Market was $21.34. As of March 2, 2000, there were 87 holders of record of our common stock. We believe that the number of beneficial owners of our common stock at that date was substantially greater. The high and low sales prices for our common stock as reported on the Nasdaq National Market for the period since our initial public offering is set forth below.

                Period                                                    High          Low
                ------                                                ------------  ------------
First Quarter (from February 10, 2000 through March 2, 2000)             $23.50        $20.38

Dividend Policy

     We have not declared any cash dividends on our common stock since our inception in 1997. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future. Under Delaware law, we are permitted to pay dividends only out of our surplus, or, if there is no surplus, out of our net profits. We currently have no debt obligations whose covenants restrict the payment of dividends. However, we may in the future enter into debt obligations that would restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

     Set forth below in chronological order is information regarding equity securities which we sold or issued during the period covered by this annual report that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). No underwriters were used in connection with these sales and issuances.

     (1) On February 1, 1999, we issued an aggregate of 6,375 shares of series B preferred stock to Barry L. Boniface and George J. Cisler for an aggregate consideration of $51,000. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     (2) On October 8, 1999, we issued an aggregate of 2,819,868 shares of series C preferred stock to The Centennial Funds, Alta Communications, Beacon Capital Partners, Nassau Capital, Gramercy Communications Partners, Latona Cycom, AEW Partners, Vornado, R. Stanley Allen, Ward
          C. Bourdeaux, Jr., Mark A. Graves, Barry L. Boniface, Michael Moh and John L. Thompson for an aggregate consideration of $53,577,492. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     (3) On November 23, 1999, we issued an aggregate of 1,157,895 shares of series C preferred stock to Brookfield International, Boston Properties, Shorenstein and Cornerstone Properties for an aggregate consideration of $22,000,000. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     (4) On December 2, 1999, we issued 184,211 shares of series C preferred stock to Vornado for consideration of $3,500,000. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     (5) From January 1, 1999 to October 7, 1999, we issued stock options to purchase an aggregate of 1,620,000 shares of common stock to employees with an exercise price of $1.07 per share pursuant to stock option plans. The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder, on the basis that these options were offered and sold pursuant to a written compensatory benefit plan.

     (6) From October 11, 1999 to December 1, 1999, we issued stock options to purchase an aggregate of 1,811,030 shares of common stock to employees with an exercise price of $2.53 per share pursuant to stock option plans. The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder, on the basis that these options were offered and sold pursuant to a written compensatory benefit plan.

     (7) From December 6, 1999 to December 31, 1999, we issued stock options to purchase an aggregate of 90,000 shares of common stock to employees with an exercise price of $17.00 per share pursuant to stock option plans. The sales and issuances of these securities were exempt from registration under the Securities Act pursuant to Rule 701 promulgated thereunder, on the basis that these options were offered and sold pursuant to a written compensatory benefit plan.

     (8) On November 23, 1999, we issued warrants to purchase up to an aggregate of 2,745,321 shares of common stock to Aetna Life Insurance Company, AEW Partners III, L.P., Alaska State Pension Investment Board, Brookfield Properties, Inc., McCord Development, Inc., The Milwaukee Employees' Retirement System, Principal Office Investors, LLC, Tower Realty Management Corporation and Westbrook Fund III Acquisitions, L.L.C. with an exercise price of $4.22 per share pursuant to stock warrant agreements. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     (9) On November 30, 1999, we issued warrants to purchase up to an aggregate of 1,033,229 shares of common stock to Mezzanine Investors Partners, SJ Plaza, LLC, Transwestern Investment Company LLC, TrizecHahn Office Properties, Inc. and 101 Park, LLC with an exercise price of $4.22 per share pursuant to stock warrant agreements. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     (10) On December 1, 1999, we issued warrants to purchase up to an aggregate of 4,074,576 shares of common stock to Lend Lease Real Estate Investments, Inc. and Vornado Communications, L.L.C. with an exercise price of $4.22 per share pursuant to stock warrant agreements. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     (11) On December 2, 1999, we issued warrants to purchase up to an aggregate of 3,310,868 shares of common stock to Boston Properties Limited Partnership, Cornerstone Properties Limited Partnership, Cousins Properties Incorporated and Shorenstein Company, L.P. with an exercise price of $4.22 per share pursuant to stock warrant agreements. The sale and issuance of these securities was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

Use of Proceeds

     We completed our initial public offering in February 2000. The initial public offering was made pursuant to a Registration Statement on Form S-1, originally filed with the Securities and Exchange Commission on December 3, 1999, as amended (Commission File No. 333-92011), which was declared effective on February 9, 2000. The initial public offering commenced on February 10, 2000 and terminated shortly thereafter, after the sale into the public market of all of the registered shares of common stock.

     The shares of common stock sold in the initial public offering were offered for sale by a syndicate of underwriters represented by Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation and J.C. Bradford & Co.

     We registered an aggregate of 11,500,000 shares of common stock (including 1,500,000 shares which were issued upon the exercise of the underwriters' overallotment option) for sale in the initial public offering at a per share price of $17.00, for an aggregate offering price of approximately $195.5 million.

     We incurred the following expenses in connection with the initial public offering:

Underwriting discounts and commissions of approximately:                       $13,685,000
Other expenses of approximately:                                               $ 2,415,000
                                                                     ---------------------


Total expenses of approximately:                                               $16,100,000
                                                                     =====================

     No payments were made to (i) any of our directors, officers, general partners or associates, (ii) any person(s) owning 10% or more of our common stock, or (iii) any of our affiliates.

     After deducting the expenses set forth above, we received approximately $179.4 million in net proceeds from the initial public offering. We have not yet used any of the net proceeds from the initial public offering. The net proceeds have been invested in cash, cash equivalents and short-term investments. Consistent with the description of the use of proceeds set forth in the prospectus contained in the Registration Statement, we intend to use the proceeds from the offering for working capital and general corporate purposes, the construction of in-building networks and the purchase of communications equipment.

Item 6.    Selected Financial Data

     The following selected financial data as of December 31, 1996, 1997, 1998, and 1999 and for the years then ended have been derived from our audited financial statements and the related notes. The selected financial data as of December 31, 1995 and for the period from August 16, 1995 (date of inception) to December 31, 1995 have been derived from our unaudited financial statements.

     The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1. Business" and our financial statements and the related notes, all of which appear elsewhere in this report.



                                           Period from
                                            Inception
                                        (August 16, 1995)                   Year Ended December 31,
                                                to          ------------------------------------------------------------
                                        December 31, 1995      1996            1997            1998             1999
                                    ------------------------------------------------------------------------------------
                                          (unaudited)
Statement of Operations
Data:
Revenue.............................      $      --         $   83,556     $   709,402      $ 2,417,816     $  7,437,496

Operating expenses:
   Cost of services.................             --            131,771         603,114        1,539,846        4,966,851
   Sales and marketing (1)..........             --             12,189         448,916        1,489,355        4,007,094
   General and administrative (2)...        117,086            640,704         900,595        2,534,566       11,232,045
   Depreciation and amortization....            694             53,808         196,415          576,659        2,197,831
                                    ------------------------------------------------------------------------------------

   Total operating expenses.........        117,780            838,472       2,149,040        6,140,426       22,403,821
                                    ------------------------------------------------------------------------------------
Operating loss......................       (117,780)          (754,916)     (1,439,638)      (3,722,610)     (14,966,385)

Interest income, net................             --             13,939         113,922          232,279          810,045
                                    ------------------------------------------------------------------------------------
Loss before income taxes............       (117,780)          (740,977)     (1,325,716)      (3,490,331)     (14,156,280)
Income tax benefit..................             --                 --              --               --               --
                                    ------------------------------------------------------------------------------------
Net loss............................       (117,780)          (740,977)     (1,325,716)      (3,490,331)     (14,156,280)
Beneficial conversion feature of
 preferred stock....................             --                 --              --               --      (79,077,500)
                                    ------------------------------------------------------------------------------------
Net loss available to common
 stockholders......................       $(117,780)        $ (740,977)    $(1,325,716)     $(3,490,331)    $(93,233,780)
                                    ====================================================================================
Net loss per share of common stock:
 Basic and diluted..................      $    (.13)        $    (0.29)    $     (0.41)     $     (1.32)    $     (35.22)
                                    ====================================================================================
Weighted  average shares of common
 stock outstanding:
 Basic and diluted..................        900,000          2,523,032       3,266,237        2,636,906        2,647,274
                                    ====================================================================================

                                                                                As of December 31
                                  -------------------------------------------------------------------------------------------------
                                         1995                 1996                1997               1998                 1999
                                  ----------------     -----------------  -----------------  -----------------   ------------------
                                    (unaudited)
Balance Sheet Data:
Cash and cash equivalents.........     $  3,096            $  447,726         $3,671,065        $11,057,696          $ 69,475,288
Property and equipment, net.......        5,630               597,716          1,609,791          6,291,413            27,028,102
Total assets......................       14,227             1,211,968          5,648,447         19,407,105           122,854,601
Total liabilities.................       37,607               183,212            612,578          2,404,191            15,869,191
Convertible redeemable preferred             --                    --          5,977,480         21,317,263           100,277,750
 stock............................
Stockholders' (deficit) equity....      (23,380)            1,028,756           (941,611)        (4,314,349)            6,707,660

     (1) Sales and marketing includes non-cash compensation expense of $0, $0, $0, $19,248, and $321,492 in 1995, 1996, 1997, 1998 and 1999, respectively.

     (2) General and administrative includes non-cash compensation expense of $0, $0, $0, $98,345, and $1,403,796 in 1995, 1996, 1997, 1998 and 1999,
respectively.

     As used in the table below, adjusted EBITDA consists of net loss excluding net interest, income taxes, depreciation and amortization, and non-cash compensation expense. We believe that because adjusted EBITDA is a measure of financial performance it is useful to investors and analysts as an indicator of a company's ability to fund its operations and to service or incur debt. However, adjusted EBITDA is not a measure calculated under generally accepted accounting principles. Other companies may calculate EBITDA, adjusted EBITDA or other similarly titled measures in a manner different from us; consequently, our calculation of adjusted EBITDA may not be comparable to other companies' calculations of EBITDA, adjusted EBITDA or other similarly titled measures. Adjusted EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, and investors should consider these measures as well.

     The table below provides selected key operational data:

                                 Period
                             from Inception
                            (August 16, 1995)                        Year Ended December 31,
                             to December 31,       -----------------------------------------------------------
                                  1995                 1996            1997            1998             1999
                          -------------------------------------------------------------------------------------
                               (unaudited)
Other Operating Data:
Net cash used in                $ (84,980)        $ (638,707)    $  (891,519)     $(2,914,905)    $ (9,900,647)
 operating activities.....
Net cash used in
 investing activities.....         (6,324)          (638,638)     (1,190,723)      (4,991,641)     (10,145,722)
Net cash provided by
 (used in) financing
 activities...............         94,400          1,721,975       5,305,581       15,293,177       78,463,961
Adjusted EBITDA...........       (117,068)          (701,108)     (1,243,223)      (3,028,358)     (11,043,206)
Capital expenditures......         (6,324)          (518,638)     (1,190,723)      (2,887,243)     (10,365,122)
Markets served............             --                  1               2                4               12
Buildings served..........             --                 15              19               39              116
Rentable square feet in
 buildings served.........             --        2.4 million     3.6 million     11.0 million     30.0 million

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

     We provide a full range of broadband communications services to small and medium-sized businesses located in multi-tenant office buildings in major metropolitan markets in the United States. This comprehensive bundle of services currently includes high speed dedicated Internet access, local and long distance voice services, digital telephone systems, business television, voicemail, e-mail, web hosting and other advanced services. Since the inception of our predecessor company in August 1995, our principal activities have included securing license agreements with building owners and real estate managers that enable us to install our in-building fiber-optic, digital and broadband networks, marketing our communications services to tenants and hiring qualified personnel to support our rapid growth. We began operating in-building networks in June 1996 and as of December 31, 1999, we were providing services in 116 buildings representing approximately 30 million rentable square feet. As of December 31, 1999, we had secured agreements giving us the right to operate our networks in over 730 buildings representing more than 229 million rentable square feet.

     Building and expanding our business will continue to require us to incur significant capital expenditures. These expenditures will consist primarily of purchases of communication equipment and construction costs associated with building our in-building networks. We attempt to maximize the benefit of deployed capital by investing in network assets only after entering into a long-term license agreement with a property owner. In addition, capital is not expended on a customer until we have a signed contract with that customer. As a result, a large portion of our capital expenditures is success-based. In a typical 335,000 square foot building, up-front capital investment is usually less than $90,000 which includes the purchase and installation of our in-building vertical communications infrastructure, commonly known as a riser system, and associated network equipment. As we begin to successfully penetrate a building, in order to provide additional network capacity and equipment for our customers, capital deployment in that building may grow to over $335,000.

     We have experienced operating losses and generated negative adjusted EBITDA, as defined in "Selected Financial Data," and expect to continue to generate losses and negative adjusted EBITDA for the foreseeable future while we continue to construct in-building networks, expand our customer base and build our internal infrastructure. As a result of our limited operating history, prospective investors have limited operating and financial data upon which to evaluate our performance.

Factors Affecting Future Operations

     Revenue. We generate revenue from selling data, voice and other services and from the rental of telephone systems and other equipment to tenants in the buildings in which we own and operate networks. The majority of our revenue is generated on a monthly recurring basis. The remainder of our revenue is derived from non-recurring charges for installations and other one-time services. Our customer contracts typically range between one and seven years in length and are usually designed to coincide with our customers' office space leases. The typical length of our customer contracts is three years.

     We believe that our ability to generate revenue in the future will be affected primarily by the following factors, some of which we cannot control:

 . our ability to enter into license agreements with building owners and install our in-building networks;

 .  our ability to obtain customers before our competitors do;

 . the level of competition we face from other communications providers, including price competition, which has resulted in a trend of declining prices and margins for communications services over time;

 .  the demand for our services; and

 . possible regulatory changes, including regulations requiring building owners to give access to competitive providers of communications services.

      Cost of services. Cost of services consists primarily of leased transport charges, which are lease payments to communications providers for the transmission facilities used to connect our in-building networks to incumbent local telephone companies' and other competitive local and long distance carriers' networks. Other costs include per minute charges paid to long distance providers for use of their networks, monthly fees paid to Internet providers, equipment maintenance expenses, and labor costs associated with installing equipment and changing customers' services. We expect these costs to increase in aggregate dollar amount as we continue to grow our business but to decline as a percentage of revenue due to economies of scale, expected improvements in technology and price competition from an increased number of vendors from which we can lease voice and data transport. However, in markets where there is only a single carrier, or only a limited number of carriers, available to provide sufficient transmission capacity, the cost of services may actually increase.

     Sales and marketing expenses. Sales and marketing expenses include applicable employee salaries and commission payments and marketing, advertising and promotional expenses. Sales and marketing expenses also include the amortization of deferred compensation which is a result of our granting stock options to sales and marketing employees with exercise prices per share treated for accounting purposes as below the fair value of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option, which is generally five years. We recognized amortization of deferred compensation expense related to sales and marketing employees of $19,248 and $321,492 for the years ended December 31, 1998 and 1999, respectively (See Note 4 to our financial statements). Sales and marketing expenses also include payments to building owners and operators under license agreements, as described below.

     In November and December 1999, we entered into master license agreements with several owners and operators of office buildings. Each master license agreement sets forth a list of buildings owned or managed by the property owner or operator that is a party to that agreement. In accordance with the terms of these agreements, we have begun to enter into property-specific license agreements with respect to each listed building. In some cases, the property owner or operator may need to obtain consent from third parties who may have an ownership interest in the building before we can enter into a property-specific license agreement for that building. Under the property-specific license agreements, the property owner or operator will grant us a license to install and operate our networks in each building in return for approximately 6% of the revenue we receive from tenants in that building. The initial term of each property-specific license agreement is generally five years, with an automatic five year extension at the end of the initial term, absent any default under the agreement. These master license agreements gave us the right to operate our networks in more than 600 buildings representing more than 194 million rentable square feet.

     In addition to the master license agreements, we also have license agreements with a number of other property owners and operators which were previously executed on a per building basis. Under these agreements, we have agreed to pay property owners either a base fee or a percentage fee of between 3% and 6% of our revenue in the building. As of December 31, 1999, our aggregate minimum obligation under these agreements was approximately $130,000 per year for the next seven years.

     We expect to incur significant sales and marketing expenses as we continue to grow our business and build our brand.

     General and administrative expenses. General and administrative expenses include costs associated with the recruiting and compensation of corporate administration, customer care and technical services personnel as well as costs of travel and entertainment, back office systems, and legal, accounting and other professional services. These costs are expected to increase significantly as we expand our operations, but decline over time as a percentage of revenue due to economies of scale. General and administrative expenses also include the amortization of deferred compensation which is a result of our granting stock options to general and administrative employees with exercise prices per share treated for accounting purposes as below the fair value of our common stock at the dates of grant. We are amortizing the deferred compensation over the vesting period of the applicable option, which is generally five years. We recognized amortization of deferred compensation expense related to general and administrative employees of $98,345 and $1,403,796 for the years ended December 31, 1998 and 1999, respectively (See Note 4 to our financial statements).

     Depreciation and amortization. Depreciation and amortization expenses include depreciation of network related equipment, information systems, furniture, fixtures, leasehold improvements and the amortization of goodwill and acquired tenant contracts.

     In connection with the execution of master license agreements in November and December 1999, we also entered into stock warrant agreements with the same property owners and operators. Under the terms of these agreements, we issued these owners and operators warrants to purchase an aggregate of 11,163,990 shares of our common stock at an exercise price of $4.22 per share. The exact number of shares of common stock underlying the warrants, which is based on the gross leasable area of the buildings set forth in the master license agreements, will be determined upon the completion of due diligence and the finalization of the building construction schedules, which is expected to be completed in April 2000. The measurement date for valuing the warrants will be the date(s) on which the property owners or managers effectively complete their performance requirements (see Note 4 to our financial statements).

     Based upon the current structure of the agreements governing the warrants, we expect that the fair value of the warrants will approximate $170 million and will be capitalized as license inducement expense and amortized over the applicable terms of the license agreements with property owners and operators. Such license terms are generally 10 years. Depending on the prevailing fair market value of the warrants at the measurement date, the amount of license inducement and related amortization may change and such change could be material. In addition, we could incur additional cash or non-cash charges as license inducements to current or future property owners, and such amounts may be material.

     We expect depreciation and amortization expenses to increase significantly as we enter into additional property license agreements and install our networks in more buildings.

     Acquisition strategy. We intend to opportunistically pursue acquisitions or other strategic relationships to expand our customer base or geographic presence. These activities could significantly impact our results of operations and require us to raise additional capital earlier than expected.

     In November 1999 we entered into a binding letter of intent to acquire approximately 18% of the common stock of SiteConnect, a Seattle-based in-building communications service provider, in exchange for 281,250 shares of our common stock. The agreement gives us a one-year option to purchase the remaining outstanding shares of common stock of SiteConnect for approximately $5.0 million of our common stock, valued at the initial public offering price, which would be 294,118 shares based on the initial public offering price of $17.00 per share. Currently, SiteConnect provides data communications services to customers in ten commercial office buildings in Seattle.

Results of Operations

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Revenues. Revenues for the year ended December 31, 1999 increased 208% to $7.4 million from $2.4 million for the same period in the prior year. $3.2 million of the increase in revenues relates to the addition of new customers and providing additional services to existing customers. $1.8 million of the increase relates to the acquisition of the assets and customers of MTS Communications Company in December 1998 (see Note 9 to our financial statements).

     Cost of services. Cost of services for the year ended December 31, 1999 increased 223% to $5.0 million from $1.5 million for the same period in the prior year. The increase in cost of services was due to an increase in the number of leased facilities connecting our licensed buildings to local, long distance and Internet providers and the greater volume of voice and data traffic. As of December 31, 1999, we had networks installed in 116 buildings versus 39 buildings installed at December 31, 1998.

     Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 1999 increased 169% to $4.0 million from $1.5 million for the same period in the prior year. $1.8 million of this increase in expenses was due to an increase in the number of sales and marketing personnel and their related compensation and expenses; $0.3 million of this increase was due to non-cash compensation related to the issuance of stock options at exercise prices lower than fair market value on their dates of grant (see Note 4 to our financial statements); $0.2 million of this increase was due to increased revenue sharing payments made to property owners with whom we have license agreements; and $0.2 million of this increase was due to increased promotion of our services via direct marketing and advertising in our licensed buildings. The decrease in sales and marketing expenses as a percentage of revenue related primarily to the additional revenue attributable to the acquisition of the assets of MTS Communications without a comparable increase in sales and marketing expenses.
We expect sales and marketing expenses to continue to grow as we hire additional personnel and incur additional expenses to market our services to potential customers.

     General and administrative expenses. General and administrative expenses for the year ended December 31, 1999 increased 343% to $11.2 million from $2.5 million for the same period in the prior year. The increase in general and administrative expenses was due primarily to a $4.5 million increase in salaries, benefits and recruiting expenses related to the hiring of additional personnel, a $1.3 million increase in non-cash compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant (see Note 4 to our financial statements), a $0.5 million increase in travel and entertainment expenses primarily related to marketing to property owners and operators and expenses associated with personnel traveling to oversee and conduct the installation of our networks in additional buildings, a $0.6 million increase in accounting, consulting, legal and billing outsourcing fees, and a $1.8 million increase in office space rent and other growth-driven operating expenses. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

     Depreciation and amortization. Depreciation and amortization for year ended December 31, 1999 increased 281% to $2.2 million from $0.6 million for the same period in the prior year. $1.0 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment; $0.4 million of this increase was attributable to the acquisition of the assets of MTS Communications (see Note 9 to our financial statements); $0.1 million of this increase was due to depreciation of computers and other back-office equipment; and $0.1 million of this increase was due to amortization of goodwill and tenant contracts related to the acquisition of MTS Communications (see Note 9 to our financial statements).

     Interest income, net. Interest income, net for the year ended December 31, 1999 increased to $810,045 from $232,279 for the same period in the prior year. The increase in interest income, net was due to increased investments in short-term interest bearing investments as a result of investing the proceeds raised from our Series B preferred stock offering in September 1998 and our Series C preferred stock offering in the third quarter of 1999 (see Note 5 to our financial statements). Interest expense was nominal in both periods.

Year Ended December 31, 1998 compared to the Year Ended December 31, 1997

     Revenues. Revenues for the year ended December 31, 1998 increased 241% to $2.4 million from $0.7 million for the same period in the prior year. $1.6 million of the increase was the result of the addition of new customers and the provision of additional services to existing customers. $89,805 of the increase was attributable to the acquisition of the assets and customers of MTS Communications in December 1998 (see Note 9 to our financial statements).

     Cost of services. Cost of services for the year ended December 31, 1998 increased 155% to $1.5 million from $0.6 million for the same period in the prior year. The growth in cost of services was the result of providing services to an increased number of customers and an increase in the number of leased facilities connecting our licensed buildings to local, long distance and Internet providers. As of December 31, 1998, we had networks installed in 39 buildings versus 19 buildings at December 31, 1997.

     Sales and marketing expenses. Sales and marketing expenses for the year ended December 31, 1998 increased 232% to $1.5 million from $448,916 for the same period in the prior year. $0.9 million of this increase in expenses was due to an increase in the number of sales and marketing personnel and their related compensation and expenses; $80,429 of this increase was due to increased revenue sharing payments made to property owners with whom we have license agreements; and $40,720 of this increase was due to increased promotion of our services via direct marketing and advertising in our licensed buildings. We expect sales and marketing expenses to continue to grow as we hire additional personnel and incur additional expenses to market our services to potential customers.

     General and administrative expenses. General and administrative expenses for the year ended December 31, 1998 increased 181% to $2.5 million from $.9 million for the same period in the prior year. The increase in general and administrative expenses was due primarily to a $1.0 million increase in salaries, benefits and recruiting expenses related to the hiring of additional personnel, a $0.1 million increase in non-cash compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant (see Note 4 to our financial statements), a $0.1 million increase in accounting, consulting, legal and billing outsourcing fees, and a $0.4 million increase in office space rent, travel and other growth-driven operating expenses. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

     Depreciation and amortization. Depreciation and amortization for the year ended December 31, 1998 increased 194% to $576,659 from $196,415 for the same period in the prior year. $285,645 of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment; $32,766 of this increase was attributable to the acquisition of the assets of MTS Communications (see Note 9 to our financial statements); $49,181 of this increase was due to depreciation of computers and other back-office equipment; and $12,652 of this increase was due to amortization of goodwill and tenant contracts related to the acquisition of MTS Communications (see Note 9 to our financial statements).

     Interest income, net. Interest income, net for the year ended December 31, 1998 increased 104% to $232,279 from $113,922 for the same period in the prior year. The increase in interest income, net was due to increased investments in short-term interest bearing investments as a result of investing the proceeds raised from our series A preferred stock offering in July 1997 and our series B preferred stock offering in September 1998 (see Note 5 to our financial statements). Interest expense was nominal in both periods.

Liquidity and Capital Resources

     The results of our operations have generated a net cash outflow due to the rate at which we have grown. Cash flow from operations totaled $(891,519), $(2.9 million), and $(9.9 million) for the years ended, December 31, 1997, 1998, and 1999, respectively. The expansion of our operating and administrative personnel, office space costs, and other operating expenses were the principal contributors to the increases in the net cash outflow between the periods. As we continue to expand our operations, these increases in period-over-period operating cash outflows will continue.

     Cash used in investing activities was ($1.2 million), $(5.0 million), and $(10.1 million) for the years ended December 31, 1997, 1998, and 1999, respectively. Cash used in investing activities has primarily been used to build-out our in-building networks. In 1998 we used $1.9 million to purchase the assets of MTS Communications. As of December 31, 1999, we had made capital expenditures of $15.0 million since inception. We expect that capital expenditures will increase substantially in future periods as we construct our networks and purchase more communications equipment. We will continue to seek access to additional buildings. If we are successful in gaining access to additional buildings, we will have substantial needs for additional capital for an indefinite period. We also expect to have substantial and increasing negative adjusted EBITDA and net losses.

     Cash provided by financing activities was $5.3 million, $15.3 million and $78.5 million for the years ended December 31, 1997, 1998, and 1999, respectively. Financing has primarily been obtained through the issuance of convertible preferred stock to private investors (See Note 10 to our financial statements). The proceeds from these equity issuances have been and will continue to be used to fund cash outflows for operating and investing activities.

     On December 8, 1998, we acquired certain assets of MTS Communications, a provider of communications services in California, for total consideration of $2,574,848 consisting of $1,904,398 in cash and the assumption of certain capital lease obligations with a fair value of $670,450. In November 1999, we signed a binding letter of intent to acquire 254,125 shares of common stock, representing less than 20% common stock ownership, of SiteConnect, Inc., a Seattle-based provider of communication services, for consideration of 281,250 shares of our common stock. The agreement contains an option to purchase the remaining outstanding common stock of SiteConnect for approximately $5.0 million of our common stock valued at the initial public offering price, which would be 294,118 shares based on the initial public offering price of $17.00 per share.

     In November and December 1999, we issued warrants to purchase an aggregate of 11,163,990 shares of our common stock at an exercise price of $4.22 per share to several property owners and operators who executed master license agreements. The exact number of shares of common stock underlying the warrants, which is based on the gross leasable area of the buildings set forth in the master license agreements, will be determined upon the completion of due diligence and the finalization of the building schedules, which is expected to be completed in April 2000. These master license agreements gave us the right to operate our networks in more than 600 buildings representing more than 194 million rentable square feet. As noted above, on a typical 335,000 square foot building, the up front capital investment is usually less than $90,000. As we begin to successfully penetrate a building, our capital deployment may grow to over $335,000.

     As of December 31, 1999, we had minimum payment obligations under existing license agreements of approximately $130,000 per year for the next seven years.

     As of December 31, 1999, we had $577,677 in capital lease obligations outstanding (including interest and taxes associated therewith). The majority of these capital lease obligations were assumed through the acquisition of the assets of MTS Communications. Our capital lease obligations contain no provisions that would limit its future borrowing ability.

     We currently have contracts with several communications providers under which we have minimum purchase obligations for leased transport. As of December 31, 1999, these minimum purchase obligations totaled approximately $1.6 million through 2001. We will have to pay those providers even if these services are not utilized.

     On February 15, 2000, we completed our initial public offering of common stock, raising net proceeds of approximately $179 million. We intend to use approximately $100.0 million of the net proceeds from this offering for construction of in-building networks and the purchase of communications equipment and approximately $10.0 million for implementation and modification of information support systems; however, we currently have no material purchase commitments with respect to these planned expenditures. The remainder of the net proceeds will be available for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. However, we currently have no material commitments or agreements with respect to any of these types of transactions.

     We are currently operational in 17 markets, and plan to expand our presence to approximately 27 markets by the end of 2000 and approximately 40 markets by the end of 2001. We estimate that this expansion will require capital expenditures of approximately $50.0 million in 2000 and approximately $90.0 million in 2001.

     We estimate that the net proceeds of this offering in addition to cash on hand will be sufficient to fund operations and the projected deployment of our network through mid-2001. We do, however, expect to continue our growth, expansion and the further development of our network and services beyond that point. Accordingly, we expect that we will eventually need to arrange for additional sources of capital through the issuance of debt or equity or bank borrowings. There are no commitments for any such additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on acceptable terms and conditions. In such event, our growth could slow and operations could be adversely affected.

     The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of many factors, some of which we cannot control. These factors include:

 .  the timing of execution of license agreements;
 .  the ability to meet or exceed construction schedules;
 .  obtaining favorable prices for purchases of equipment;
 .  our ability to develop, acquire and integrate the necessary operational support systems;
 .  the cost of network development in each of our markets;
 .  demand for our services;
 .  the nature and penetration of new services that may be offered by the us;
 .  the timing and extent of future acquisitions or investments, if any, and our ability to integrate these acquisitions or investments;
 .  regulatory changes; and
 .  changes in technology and competitive developments beyond our control.

Recent Accounting Pronouncements

     The Securities and Exchange Commission has released SAB No. 101, "Revenue Recognition in Financial Statements." We are reviewing our policies with respect to SAB No. 101 and do not anticipate the impact of adoption to be material.

Year 2000 Compliance

     The Year 2000 issue is the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, certain computer programs that have time-sensitive software may recognize a date ending in "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     As of March 30, 2000, we have not experienced any material problems as a result of the Year 2000 issue. Costs to ensure that our systems and networks are Year 2000 compliant have not been, and are not expected to be, material.

                  RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

We expect our losses to continue to increase for the foreseeable future

     Since our formation we have generated increasing negative adjusted EBITDA, as defined in "Selected Financial Data," and larger net losses each quarter. We have not achieved profitability and expect to continue to incur increasing negative adjusted EBITDA and larger net losses for the foreseeable future. For 1998, we had adjusted EBITDA of $(3,028,358) and a net loss of $(3,490,331) on revenues of $2,417,816. For 1999, we had adjusted EBITDA of $(11,043,206) and a net loss of $(14,156,280) (excluding a non-recurring charge related to the beneficial conversion feature of the preferred stock) on revenues of $7,437,496. In addition, we expect to continue to incur significant costs as we deploy additional in-building networks and, as a result, we will need to generate significant revenue to achieve profitability, which may not occur.

Our business has grown rapidly and our business model is still evolving, which makes it difficult to evaluate our prospects

     We have grown our business rapidly and have experienced significant losses in our efforts to penetrate our market. We will continue to make substantial capital expenditures in deploying our networks before we know whether our business plan can be successfully executed. As a result, there is a risk that our business will fail. Additionally, our limited operating history makes it difficult to evaluate the execution of our business model thus far. Furthermore, because the market for services of in-building communications providers is not well established, it is difficult for you to compare our company with our competitors.

We are an early-stage company in an unproven industry and if we do not grow rapidly or obtain additional capital we will not succeed

     We began operating our first in-building network in June 1996 and were operating 116 in-building networks as of December 31, 1999. We must, however, continue to grow rapidly in order to succeed. Because the communications industry is capital intensive, rapidly evolving and subject to significant economies of scale, as a relatively small organization we are at a competitive disadvantage. The growth we must achieve to reduce that disadvantage will put a significant strain on all of our resources. Our current capital resources, including our cash on hand, will be sufficient to fund our operations and the projected deployment of additional in-building networks only through mid-2001. We will require substantial additional capital beyond then to finance our future operations according to our current business plan. If we fail to grow rapidly or obtain additional capital, we may not be able to compete with larger, more well-established companies.

     Additionally, we are unaware of any industry studies which have specifically addressed the market for services of in-building communications providers. The demand for bundled services from in-building communications providers is unproven and may grow less than the demand for communications services generally, or not at all. Furthermore, our own growth rate may not match the growth rate of the in-building communications market as a whole.

Our business plan cannot succeed unless we continue to obtain license agreements with building owners and managers

     Our business depends upon our ability to install in-building networks. The failure of building owners or managers to grant or renew access rights on acceptable terms, or any deterioration in our existing relationships with building owners or managers, could harm our marketing efforts and could substantially reduce our potential customer base. Current federal and state regulations do not require building owners to make space available to us, or to do so on terms that are reasonable or nondiscriminatory. Building owners or managers may decide not to permit us to install our networks in their buildings or may elect not to renew our license agreements. Non-renewal of these agreements would reduce our revenues and we might not recover all of our infrastructure costs.

We must place our network infrastructures in additional buildings before our competitors do or we will face a substantial competitive disadvantage

     Our success will depend upon our ability to quickly obtain license agreements and install our in-building networks in many more buildings. This is crucial in order to establish a first-mover advantage. We may not be able to accomplish this. Each building in which we do not build a network is particularly vulnerable to competitors. In addition, future expansions and adaptations of our network infrastructures may be necessary to respond to growth in the number of customers served, increased capacity demands and changes to our services; otherwise other companies could be encouraged to compete in buildings where we have installed networks.

     In addition, future expansion will require us to outsource a significant portion of the installation of our in-building networks. Any delays in obtaining, or interruption in, the services of these third party installers could delay our plans to install in-building networks, impair our ability to acquire or retain customers and harm our business generally.

We may not be able to efficiently manage our growth, which could harm our business

     Future expansion will place significant additional strains on our personnel, financial and other resources. The failure to efficiently manage our growth could adversely affect the quality of our services, our business and our financial condition. Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel. The competition for qualified sales, technical and managerial personnel in the communications industry is intense, and we may not be able to hire and retain sufficient qualified personnel. In this regard, we note that we do not have employment contracts with our key personnel. In addition, we may not be able to maintain the quality of our operations, to control our costs, to maintain compliance with all applicable regulations, and to expand our internal management, technical, information and accounting systems in order to support our desired growth.

Our business will be harmed if our information support systems are not further developed

     Sophisticated information processing systems, including billing, are vital to our growth and our ability to achieve operating efficiencies. A failure of these systems could substantially impair our ability to provide services, send invoices and monitor our operations. Among the systems we have identified as being presently inadequate to meet the increased demands of our anticipated growth are work-flow and customer priority management, human resources, sales and customer support and fixed asset management, and there may be other systems we have not identified that are in need of improvement. We estimate that modifying or replacing these systems will cost approximately $10 million in fiscal year 2000. Our plans for the development and implementation of these systems rely largely upon acquiring products and services offered by third-party vendors and integrating those products and services. We may be unable to implement these systems on a timely basis or at all, and these systems may not perform as expected. We may also be unable to maintain and upgrade our operational support systems as necessary.

We operate in a highly competitive market, and we may not be able to compete effectively against established competitors with greater financial resources and diverse strategic plans

     We face competition from many communications providers with significantly greater financial resources, well-established brand names, larger customer bases and diverse strategic plans and technologies. Intense competition has led to declining prices and margins for many communications services. We expect this trend to continue as competition intensifies in the future. We expect significant competition from traditional and new communications companies, including local, long distance, cable modem, Internet, digital subscriber line, fixed and mobile wireless and satellite data service providers, some of which are described in more detail below. If these potential competitors successfully focus on our market, we may face intense competition which could harm our business. In addition, we may also face severe price competition for building access rights, which could result in higher sales and marketing expenses and lower profit margins.

     We face competition from other in-building communications providers

     Some competitors, such as Allied Riser Communications, Broadband Office and OnSite Access, are attempting to gain access to office buildings in our target markets. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Because our agreements to use utility shaft space within buildings are generally not exclusive, owners of such buildings could also give similar rights to our competitors. Certain competitors already have rights to install networks in some of the buildings in which we have rights to install our networks. It is not clear whether it will be profitable for two or more different companies to operate networks within the same building. Therefore, it is critical that we build our networks in our target buildings quickly, before our competitors do so. If a competitor installs a network in a building in which we operate, there will likely be substantial price competition.

     We face competition from local telephone companies

     Incumbent local telephone companies, including GTE and regional Bell operating companies such as Bell Atlantic and BellSouth, have several competitive advantages over us, including established brand names and reputations and significant capital to rapidly deploy or leverage existing communications equipment and broadband networks. They often market their services to tenants of buildings within our target markets and selectively construct in-building facilities. Additionally, the regional Bell operating companies are now permitted to provide long distance services in territories where they are not the dominant provider of local services. These companies may also provide long distance services in the territories where they are the dominant provider of local services if they satisfy a regulatory checklist established by the Federal Communications Commission. In December 1999, the FCC ruled that Bell Atlantic has met these requirements in New York and may provide long distance services in New York. If other regional Bell operating companies are permitted to provide long distance services in territories where we operate, we could face greater price competition.

     We face competition from long distance companies

     We will face strong competition from long distance companies. Many of the leading long distance carriers, including AT&T, MCI WorldCom and Sprint, could begin to build their own in-building voice and data networks. The newer national long distance carriers, such as Level 3, Qwest and Williams Communications, are building and managing high speed fiber-based national voice and data networks, partnering with Internet service providers, and may extend their networks by installing in-building facilities and equipment.

     We face competition from fixed wireless service providers

     We may lose potential customers to fixed wireless service providers. Fixed wireless service providers are communications companies who can provide high speed communications services to customers using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small and medium-sized business customers and have a business strategy that is similar to ours. These providers include Advanced Radio Telecom, NEXTLINK and Winstar.

     We face competition from Internet service providers, digital subscriber line companies and cable-based service providers

     The services provided by Internet service providers, digital subscriber line companies and cable-based service providers could be used by our potential customers instead of our services. Internet service providers, such as Concentric Networks, EarthLink and PSINet, provide Internet access to residential and business customers, generally using the existing communications infrastructure. Digital subscriber line companies and/or their Internet service provider customers, such as Covad, NorthPoint and Rhythms NetConnections, typically provide broadband Internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow. Cable-based service providers, such as Excite@Home and its @Work subsidiary, RCN Telecom Services and Road Runner, also provide broadband Internet access. These various providers may also offer traditional or Internet-based voice services to compete with us.

Competitors might use new or alternative technologies to offer better or less expensive services than we can offer

     In addition to the fiber-optic technology that our networks employ, there are other technologies that provide greater bandwidth than traditional copper wire transmission technology and may be used instead of our voice and data services. Furthermore, these technologies may be improved and other new technologies may develop that provide greater bandwidth than the fiber-optic based technology we utilize. Existing alternative technologies include:

 . Digital Subscriber Line Technology. Digital subscriber line technology was developed to produce higher data transfer rates over the existing copper-based telephone network. The data transfer rates for digital subscriber lines are reported to range between 144,000 bits of data per second and six million bits of data per second.

 . Cable Modems. Cable modems can allow users to send and receive data using cable television distribution systems. According to industry sources, cable modem users typically experience download speeds of 1.5 million bits of data per second.

 . Wireless Technologies. Wireless technologies, such as satellite and microwave communications systems, can provide high speed data communications. Satellite systems, such as DirecPC, can offer high download speeds that are advertised at 400,000 bits of data per second or higher.

 . Integrated Services Digital Networks. Integrated services digital networks have been offered by the incumbent local telephone companies over the existing copper-based telephone network for some time. These services offer data transfer speeds of 128,000 bits of data per second.

 . Internet Telephony. Several competitors have deployed, and others are developing, Internet telephony, whereby voice calls may be made over the Internet. The sound quality of these services has improved since their introduction.

     The development of new technologies or the significant penetration of alternative technologies into our target market may reduce the demand for our services and harm our business.

Legislation and government regulation could adversely affect us

     Many of our services are subject to federal, state and/or local regulation. As we continue to expand our operations geographically, we will become subject to the regulation of additional jurisdictions. If we fail to comply with all applicable regulations or experience delays in obtaining required approvals, our business could be harmed. For example, we must make regular filings in some of the states in which we operate and could be fined if we do not timely make these filings. Additionally, compliance with these regulatory requirements may be costly. Regulations governing communications services also change from time to time in ways that are difficult to predict. Such changes may harm our business by increasing competition, decreasing revenue, increasing costs or impairing our ability to offer services. For example, the FCC could mandate that building owners give access to competitive providers of communications services.

If our interpretation of regulations applicable to our operations is incorrect, we may incur additional expenses or become subject to more stringent regulation

     Some of the jurisdictions where we provide services have little, if any, written regulations regarding our operations. In addition, the written regulations and guidelines that do exist in a jurisdiction may not specifically address our operations. If our interpretations of these regulations and guidelines is incorrect, we may incur additional expenses to comply with additional regulations applicable to our operations.

Regulation of access to office buildings could negatively affect our business

     There have been proposals to require that commercial office buildings give access to competitive providers of communications services, and some states, such as California and Texas, already have similar laws. Regulatory or legal requirements that mandate access rights to our target buildings or our networks would facilitate our competitors' entry into buildings where we have access rights. Our competitors' access to buildings in which we operate could diminish the value of our access rights to that property and adversely affect our competitive position. Increased access would be particularly detrimental in buildings in which we currently have exclusive or semi-exclusive access rights. Recently, the FCC initiated a regulatory proceeding relating to utility shaft access in multiple tenant buildings, and a bill was introduced in Congress regarding the same topic. Some of the issues being considered in these developments include requiring building owners to provide utility shaft access to communications carriers, and requiring some communications providers to provide access to their wiring to other communications providers. We do not know whether or in what form these proposals will be adopted.

We must purchase voice and data transmission capacity from third parties who may be unable or unwilling to meet our requirements

     We rely upon other communications carriers, such as local telephone companies, long distance companies and Internet service providers, to provide transmission capacity from the buildings we serve. Our failure to obtain adequate connections from other carriers on a timely basis could delay or impede our ability to provide services and generate revenue. We have experienced, and expect to continue to experience, delays in obtaining transmission capacity. In addition, in some of our target markets there is only one established carrier available to provide the necessary connection. This increases our cost and makes it extremely difficult, if not impossible, to obtain sufficient backup, or redundant, connections. Sufficient capacity or redundant capacity may not be readily available from third parties at commercially reasonable rates, if at all. Our failure to obtain sufficient redundant connectivity could result in an inability to provide service in certain buildings and service interruptions, which could in time lead to loss of customers and damage to our reputation. Additionally, many of the communications carriers we rely on for transmission capacity are also our direct competitors. See "--We operate in a highly competitive market, and we may not be able to compete effectively against established competitors with greater financial resources and diverse strategic plans."

     We rely on local telephone companies for transmission capacity

     As noted above, we rely on local telephone companies for transmission capacity. The rates we pay to the local telephone companies are generally approved by the regulatory agency with jurisdiction over that carrier. Local telephone companies may try to modify the terms under which they provide us services to make it more difficult or more costly for us to provide services to our tenants. Changes to the rates that local telephone companies charge us may prevent us from providing services to our tenants at rates that are competitive and profitable. Further, local telephone companies may not provide us access to their network facilities in a prompt and efficient manner.

     We rely on long distance providers for transmission capacity

     We also rely on long distance providers for transmission capacity. The rates that we pay these providers have generally been decreasing over time. These rates may, however, rise in the future as a result of changes in regulation or otherwise. Further, the rates we pay some long distance providers are contingent upon our meeting minimum volume commitments. If we fail to meet these volume requirements, our rates may rise. Increases in the rates we pay for long distance service may make it more costly for us to provide these services to our tenants. Further, long distance providers may not provide us with access to their network facilities in a prompt and efficient manner.

     We rely on Internet service providers for transmission capacity

     With respect to Internet connectivity, we obtain the Internet access we provide to our tenants from Internet service providers at negotiated rates. In some instances, we must meet minimum volume commitments to receive the negotiated rates. If we fail to meet the minimum volume commitments, our rates and costs may rise. Further, Internet service providers may not provide us with access to their network facilities in a prompt and efficient manner.

     We have commitments to pay third parties for transmission capacity, regardless of whether we use their services

     As of December 31, 1999, we have committed to pay approximately $1.6 million for services from other communications carriers through 2001. We will have to pay those carriers even if we do not use their services.

Our business could suffer from a reduction or interruption from our equipment suppliers

     We purchase our equipment from various vendors. Any reduction in or interruption of deliveries from our major equipment suppliers, such as Nortel Networks or Cisco Systems, could delay our plans to install in-building networks, impair our ability to acquire or retain customers and harm our business generally. In addition, the price of the equipment we purchase may substantially increase over time, increasing the costs we pay in the future. It could take a significant period of time to establish relationships with alternative suppliers for each of our technologies and substitute their technologies into our networks.

We must make capital expenditures before generating revenues, which may prove insufficient to justify those expenditures

     We typically install an in-building network before we have any customers in that building. Since we generally do not solicit customers within a building until our network is in place we may not be able to recoup all of our expenditures within any building. Prior to generating revenues in a building, we must incur initial capital expenditures that are usually less than $90,000 on a typical 335,000 square foot building. In November and December 1999, we entered into a number of master license agreements, the aggregate effect of which is likely to increase the average size of the buildings we serve and therefore increase our average initial capital expenditures for network installation. Our expenditures will also vary depending on the size of the building and whether we encounter any construction-related difficulties. After initial installation of our network, our capital expenditures continue to grow based on the extent to which we add customers within a building.

Any acquisitions or investments we make could disrupt our business and be dilutive to our existing stockholders

     We intend to consider acquisitions of, or investments in, complementary businesses, technologies, services or products. Acquisitions and investments involve numerous risks, including:

 .  the diversion of management attention;
 .  difficulties in assimilating the acquired business;
 . potential loss of key employees, particularly those of the acquired business; . difficulties in transitioning key customer relationships;
 .  risks associated with entering markets in which we have no or limited prior experience; and
 .  unanticipated costs.

 In addition, these acquisitions or investments may result in:

 .  dilutive issuances of equity securities;
 .  the incurrence of debt;
 .  the assumption of liabilities;
 .  large one-time expenses; and
 . the creation of goodwill or other intangible assets that result in significant amortization expense.

     Any of these factors could materially harm our business or our operating results.

Our networks may be vulnerable to unauthorized access which could interfere with the provision of our services

     Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. Remediating the effects of computer viruses and alleviating other security problems may require interruptions, incurrence of costs and delays or cessation of service to our customers. Unauthorized access could jeopardize the security of confidential information stored in our computer systems or those of our customers, for which we could possibly be held liable.

As an Internet access provider, we may incur liability for information disseminated through our network

     The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. As the law in this area develops, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liability could harm our business.

Year 2000 problems could disrupt our business

     During this calendar year, many software programs may not recognize calendar dates beginning in the Year 2000. This problem could cause computers or machines that utilize date dependent software to either shut down or provide incorrect information. If we, or any of our key suppliers, customers or service providers, fail to mitigate internal and external Year 2000 risks, we may temporarily be unable to provide services or engage in any other business activities, including customer billing, which could harm our business.

Our affiliates own approximately 58.6% of the outstanding common stock, and thus control all matters requiring a stockholder vote and, as a result, could prevent or delay a change of control

     Our existing directors, executive officers and greater-than-five-percent stockholders and their affiliates beneficially own, in the aggregate, approximately 58.6% of the outstanding shares of common stock. If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholders' votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions. This concentration of stock ownership could have the effect of preventing or delaying a change of control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could harm the market price of our common stock or prevent our stockholders from realizing a takeover premium over the market price for their shares of common stock.

Provisions in our certificate of incorporation and bylaws may discourage takeover attempts

     Provisions in our certificate of incorporation and bylaws may have the effect of preventing or delaying a change of control or changes in our management. These provisions include:

 . the right of the board of directors, without stockholder approval, to issue shares of preferred stock and to establish the voting rights, preferences, and other terms of any preferred stock;

 . the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

 . the ability of the board of directors to alter our bylaws without prior stockholder approval;

 . the election of three classes of directors to each serve three year staggered terms;

 .  the elimination of stockholder voting by consent;

 .  the removal of directors only for cause;

 . the vesting of exclusive authority in the board of directors and specified officers (except as otherwise required by law) to call special meetings of stockholders; and

 . advance notice requirements for stockholder proposals and nominations for election to the board of directors.

     These provisions may have the effect of preventing or delaying a change of control or impeding a merger, consolidation, takeover or other business combination, which in turn could preclude our stockholders from recognizing a premium over the prevailing market price of the common stock.

     We have a shareholder rights plan that entitles our stockholders to rights to acquire additional shares of our common stock when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock. This plan could delay, deter or prevent a change of control.

Future sales and issuances of our common stock could adversely affect our stock price

     Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. As of March 2, 2000, we had 47,302,202 shares of common stock outstanding. Of these shares, 11,511,100 are freely tradeable. Substantially all of the remaining 35,791,102 shares are subject to 180-day lock-up agreements. Of these shares, up to 17,004,632 shares may be available for sale in the public market on August 15, 2000, subject to compliance with Rule 144, and the balance will be available for sale at various times thereafter, also subject to compliance with Rule 144. In addition, we have also registered 11,577,100 shares of common stock for issuance under our stock option plans and 900,000 shares of common stock under our employee stock purchase plan. As of December 31, 1999, options to purchase 5,820,975 shares of common stock were issued and outstanding, of which options to purchase 1,049,091 shares have vested. Additionally, up to 11,163,990 common shares are issuable upon the exercise of warrants that were issued to several property owners and operators pursuant to stock warrant agreements and master license agreements executed in November and December 1999. These warrants are exercisable for periods of five to ten years, but cannot be exercised until August 15, 2000. We cannot predict if future sales or issuances of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

Members of our board serve on the boards of our potential competitors, which may create conflicts of interest

     Some members of our board of directors may serve as directors of other communications or Internet services companies which might compete with us. To the extent that any of these companies presently offer, or at some future point begin to offer, integrated communications services similar to the services that we provide, there may be conflicts of interest between the fiduciary duties owed by these individuals to us and the duties owed to these other companies. We have not adopted specific policy guidelines to address these potential conflicts of interest, and if these conflicts of interest arise they may be resolved on terms that are not in the best interests of all of our stockholders.

Impairment of our intellectual property rights could harm our business

     We regard certain aspects of our products, services and technology as proprietary and attempt to protect them with patents, copyrights, trademarks, trade secret laws, restrictions on disclosure and other methods. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products, services or technology without authorization, or to develop similar technology independently.

     We currently have a patent application pending for our fiber-optic infrastructure and network configuration. This patent may not be issued to us, and if issued, it may not protect our intellectual property from competition which could seek to design around or invalidate this patent.

     We are aware of several other companies in our and other industries which use the word "Cypress" in their corporate names. We are in the process of attempting to secure a trademark for the name "Cypress Communications." Even if we are able to secure this trademark, other companies could challenge our use of the word "Cypress." If such a challenge were successful, we could be required to change our name and lose the goodwill associated with the Cypress Communications name in our markets.

We may have a contingent liability arising out of a possible violation of
Section 5 of the Securities Act of 1933 in connection with the previous existence of a hyperlink on our website

     On or about December 20, 1999, one of our employees established an unauthorized hyperlink on our website to an audio announcement regarding our initial public offering contained on an independent, unaffiliated website. The audio announcement consisted solely of a person orally announcing limited factual information regarding Cypress and the offering. This hyperlink was on our website for approximately 17 days, and was removed on January 6, 2000. This announcement may have constituted a prospectus that did not meet the requirements of the Securities Act, in which case the existence of the hyperlink may have caused us to violate Section 5 of the Securities Act.

     If the existence of this hyperlink caused a violation of Section 5 of the Securities Act, we believe that only purchasers in the offering who heard this announcement through the hyperlink would have the right, for a period of one year from the date of their purchase of the common stock, to bring an action for rescission or for damages resulting from their purchase of common stock. We cannot assure you, however, that if such a violation occurred this right would be limited to those purchasers. We do not believe that the existence of this hyperlink caused a violation of Section 5, and if any such claim were asserted, we would contest the matter vigorously. Accordingly, we do not believe that our exposure, if any, resulting from the existence of this hyperlink would be material to our results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

     Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio. We typically do not attempt to reduce or hedge the market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of the substantial majority of our investment portfolio. As of December 31, 1999, we had no debt outstanding, other than capital leases.

Item 8.    Financial Statements and Supplementary Data.

     The financial statements and supplementary data are listed under Item 14(a) and have been filed as part of this report on the pages indicated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

     The following table sets forth the names and ages of our executive officers, key employees and directors, as of December 31, 1999.

    Name                          Age              Position
R. Stanley Allen.................. 42  Chief Executive Officer and Director
Ward C. Bourdeaux, Jr............. 41  Executive Vice President and Director
Mark A. Graves.................... 40  President, Chief Operating Officer and Secretary
Barry L. Boniface................. 37  Chief Financial Officer, Vice President and Treasurer
C. Timothy Allaway................ 41  Vice President of Customer Service
Eugene H. Kreeft.................. 50  Vice President of Engineering
Robert W. McCarthy................ 37  Vice President, General Counsel and Assistant Secretary
James W. McClintock............... 44  Vice President of International
Raymond F. Potts.................. 36  Vice President of Marketing and Sales
Claire S. Schenk.................. 50  Vice President of Human Resources
Alistair Sloan.................... 35  Vice President of Internet Services
William P. Egan................... 54  Director
Laurence S. Grafstein ............ 39  Director
Randall A. Hack................... 52  Director
John C. Halsted................... 35  Director
Jeffrey H. Schutz................. 48  Director
P. Eric Yopes .................... 47  Director

     R. Stanley Allen is a co-founder of the Company and has served as our Chief Executive Officer and a director since August 1995. From August 1995 until September 1998, he also served as our President. From March 1994 to May 1996, Mr. Allen was President and Chief Executive Officer of Applied Video Technologies, Inc., a wireless cable and communications investment and development company. From 1991 to 1994, Mr. Allen was President of American Quality Cable Corporation, a wireless cable television operator. Mr. Allen has also held positions as Manager-Real Estate Consulting for Coopers & Lybrand and Analyst for Wellington Real Estate, an affiliate of Boston-based Wellington Management Company. Mr. Allen was a Director for Wireless Cable of Atlanta before its acquisition by BellSouth in 1997 and was also a Director for the Wireless Cable Association. Mr. Allen received a Bachelor of Arts degree in Economics and a Master of Business Administration degree from the University of Virginia.

     Ward C. Bourdeaux, Jr. is a co-founder of the Company and has served as our Executive Vice President and a director since August 1995. From January 1993 to April 1995, Mr. Bourdeaux served as Director of Development for RealCom Office Communications, where he was responsible for identifying new building and market opportunities and entering into new license agreements on a national basis, and for the renewal of existing agreements nationally. Prior to that, he spent over nine years in the commercial real estate industry with Cushman & Wakefield and Carter & Associates. Mr. Bourdeaux received a Bachelor of Arts degree in Communications from the University of Alabama.

     Mark A. Graves has served as our President since September 1998 and our Chief Operating Officer and Secretary since September 1997. From September 1997 until September 1998, he also served as our Chief

Financial Officer. From March 1994 to September 1997, Mr. Graves was Executive Director of Corporate Development for BellSouth Corporation, where he was involved in mergers, acquisitions and other strategic transactions. Mr. Graves' activities principally involved BellSouth Corporation's telephone services, Internet services unit and wireless data partnerships. From May 1989 to February 1994, Mr. Graves was a Principal at Sterling Payot Company, a private investment firm in San Francisco, where he provided advisory services in strategy and finance predominantly to media and telecommunications companies, including Pacific Telesis in its spin-off of PacTel Corp., which was renamed AirTouch Communications. Prior to joining Sterling Payot Company, Mr. Graves held positions at The First Boston Corporation and United Technologies Corporation. Mr. Graves received a Bachelor of Arts degree in Economics and a Master of Business Administration degree from Harvard University.

     Barry L. Boniface has served as our Chief Financial Officer since October 1998. From September 1994 to October 1998, Mr. Boniface was Executive Director of Corporate Development for BellSouth Corporation, where he was responsible for domestic and international mergers, acquisitions, divestitures and other strategic transactions. Mr. Boniface's activities principally involved BellSouth's domestic and international wireless telephone services and competitive local telephone activities. Prior to that, Mr. Boniface was a principal in Berkshire Partners, Inc., a merchant banking firm based in Dallas, Texas. He has also held the positions of Chief Operating Officer for Global Business Acceleration, Inc., an early stage software development company, and Vice President in the Corporate Finance Department at Principal Financial Securities, Inc., an investment banking firm. Mr. Boniface received a Bachelor of Business Administration degree in Management Information Systems from Southern Methodist University and a Master of Business Administration degree from the Goizueta Business School at Emory University.

     C. Timothy Allaway has served as our Vice President of Customer Service since December 1999. From June 1996 to December 1999, Mr. Allaway was Director, Customer Services for IBM, North America supporting the full line of hardware and software offerings. From September 1994 to June 1996, Mr. Allaway was Director, Small Business Sales and Partnerships for MCI. From 1986 to September 1994, Mr. Allaway held various sales and service management positions for MCI. Prior to that, Mr. Allaway spent five years with Xerox Corporation. Mr. Allaway received a Bachelor of Science degree in Management from Jacksonville State University and a Master of Business Administration degree from Auburn University.

     Eugene H. Kreeft has served as our Vice President of Engineering since February 1999. From 1991 until February 1999, Mr. Kreeft was an Executive Vice President of Preferred Networks Inc., an outsourcing services provider to the wireless industry which he founded in 1991. From 1989 to 1991, Mr. Kreeft served as Director of Technical Support, U.S. Operations, for Glenayre Technologies, a developer and provider of personal telecommunications systems. Prior to that, Mr. Kreeft was employed by BBL Industries, Inc., a paging equipment manufacturer, where he served as both Vice President of Engineering and Manufacturing and Vice President of Applications/New Product Development. Mr. Kreeft has also held management and engineering positions with Motorola, RAM Broadcasting, AT&T, Western Union Microwave Systems, Highland Telephone Company and Delaware Telephone Company.

     Robert W. McCarthy has served as our Vice President, General Counsel and Assistant Secretary since December 1999. From August 1996 until December 1999, Mr. McCarthy was a General Attorney at BellSouth Corporation, where he specialized in domestic and international mergers and acquisitions and joint venture transactions. Prior to that, he was a partner in the Atlanta offices of Hunton & Williams, where he specialized in mergers and acquisitions, joint ventures and venture capital transactions. Mr. McCarthy received a Bachelor of Arts degree in Political Science and a Juris Doctor degree from the University of North Carolina at Chapel Hill.

     James W. McClintock has served as our Vice President of International since December 1999. From March 1999 until December 1999, Mr. McClintock was Vice President of Data Services for BellSouth International (BSI), where he led the development of BSI's Internet and data strategy and associated business development activities, focusing principally on Latin America and Europe. Prior to that, Mr. McClintock was

Executive Director of Corporate Development for BellSouth Corporation, where he worked primarily with BellSouth Entertainment and BellSouth.net, managing a number of significant merger, acquisition and alliance activities involving these two business units. Prior to joining BellSouth in 1993, Mr. McClintock had fourteen years of experience managing, investing in and financing entrepreneurial ventures of all types and scale, including positions in banking with Citicorp and in venture capital with Equity Group Investments. Mr. McClintock received a Bachelor of Arts degree in Economics from Washington and Lee University and a Master of Business Administration degree in Finance from the University of North Carolina.

     Raymond F. Potts has served as our Vice President of Marketing and Sales since October 1999. From September 1997 to October 1999, Mr. Potts was Regional Vice President for Sales, Operations and Marketing for the midwest territory of Teligent, Inc., a wireless telecommunications company. From 1996 to September 1997, Mr. Potts served as Vice President of Sales for the midwest region of Cable & Wireless, Inc., a wireless telecommunications company. Prior to that, Mr. Potts spent in excess of ten years in various senior-level sales and service management positions for Midcom Communications, Sprint, LCI and TFN Communications. Mr. Potts received a Bachelor of Business Administration degree from St. Joseph's College in Rensselaer, Indiana.

     Claire S. Schenk has served as our Director of Human Resources since June 1999. From June 1996 until May 1999, Ms. Schenk was Vice President for Human Resources for Trism, Inc., a national specialized transportation company headquartered in Atlanta. From December 1989 until June 1996, Ms. Schenk was Vice President, Senior Business Partner for two national mortgage companies. Ms. Schenk also has ten years of human resources management experience with Sheraton Corporation and Six Flags Corporation. Ms. Schenk received a Bachelor of Arts degree in Psychology from Emory University.

     Alistair Sloan has served as our Vice President of Internet Services since September 1999. From January 1998 until September 1999, Mr. Sloan was our Manager of Internet Services. Prior to joining Cypress, Mr. Sloan was Project Manager at Systems Atlanta, where he consulted with clients on Internet and Wide Area Networking design and security. Prior to that, Mr. Sloan was a manager of Internet Connect, a division of Systems Atlanta specializing in dedicated business Internet connectivity. Mr. Sloan has also held positions with Ingram Micro, Inc. and has been an independent consultant in the field of local area networking. Mr. Sloan received a Bachelor of Arts degree in Political Science from the University of Bridgeport.

     William P. Egan has served as a director since February 1997 and a member of the Compensation Committee of the Board of Directors since November 1999. Mr. Egan is a founding partner of Burr, Egan, Deleage & Co. and Alta Communications, an affiliated firm. For over twenty years, Mr. Egan has invested in a wide variety of companies in the information technology, life sciences and communications industries. He is a past President and Chairman of the National Venture Capital Association. Mr. Egan received a Bachelor of Arts degree from Fairfield University and a Master of Business Administration degree from the University of Pennsylvania. He serves as a director of Cephalon, Inc.

     Laurence S. Grafstein has served as a director and a member of the Audit Committee of the Board of Directors since November 1999. Mr. Grafstein is Managing Director and co-founder of Gramercy Communications Partners, Inc., a private equity firm specializing in telecommunications investments. From February 1996 to May 1999, Mr. Grafstein was a Managing Director and head of the global telecommunications investment banking practice at Credit Suisse First Boston, a global investment bank. From February 1994 to February 1996, Mr. Grafstein was a Managing Director of Wasserstein Perella & Co., a global investment bank. Mr. Grafstein received a Bachelor of Arts degree from Harvard University, a Master of Philosophy degree from Balliol College of Oxford University, where he was a Rhodes Scholar and president of the Oxford Union Society, and an LLB from the University of Toronto Law School. Mr. Grafstein is a director of Z-Tel Technologies, Inc.

     Randall A. Hack has served as a director and a member of the Audit Committee of the Board of Directors since November 1999. He is a Senior Managing Director of Nassau Capital. From 1990 to 1994, Mr. Hack served as President and Chief Executive Officer of the Princeton University Investment Company, where he had overall management responsibility for Princeton's multi billion-dollar endowment of publicly traded securities and private investments. From 1979 to 1988, he was President and Chief Executive Officer of Matrix Development Group, a commercial and industrial real estate development firm, which he founded. Mr. Hack received a Bachelor of Arts degree from Princeton University and a Master of Business Administration degree from Harvard University. He serves as a director of OmniCell.com, Inc., Cornerstone Properties, Acacia Capital Corp., KMC Telecom, Inc. and Crown Castle International Corp.

     John C. Halsted has served as a director since October 1998 and as a member of the Compensation Committee and Audit Committee of the Board of Directors since November 1999. Mr. Halsted serves as Senior Vice President of Beacon Capital Partners, Inc. and Chief Investment Officer of Beacon Venture Partners, Beacon Capital's venture capital subsidiary. From 1993 to 1997, Mr. Halsted was Vice President at Harvard Private Capital Group. From 1991 to 1993, Mr. Halsted was an Associate with Simmons & Company, an investment banking firm in Houston, Texas. Mr. Halsted received a Master of Business Administration degree from The Harvard Business School and a Bachelor of Arts degree in Economics from The University of California at Berkeley.

     Jeffrey H. Schutz has served as a director since November 1996 and as a member of the Compensation Committee of the Board of Directors since November 1999. Mr. Schutz is a general partner of The Centennial Funds, a venture capital firm based in Denver, Colorado that focuses on electronic communications companies. Since 1981, Centennial has invested more than $700 million in pioneering entrepreneurial ventures in communications networks, services and technologies. Mr. Schutz received an AB in Economics from Middlebury College and a Master of Business Administration degree from the Colgate Darden Graduate School of Business Administration at the University of Virginia. Mr. Schutz is a director of Crown Castle International Corp., Enhance Media, Inc. and Point-To-Point, Inc.

     P. Eric Yopes has served as a director since December 1999. Mr. Yopes is the Vice Chairman-Investments of Shorenstein Management, Inc. Mr. Yopes joined Shorenstein in 1984 and his responsibilities have encompassed all aspects of real estate investment, development, acquisitions/sales, finance, operations and leasing. He has served as Senior Operating Executive and Chief Financial Officer of Shorenstein. His current responsibilities include strategy and investment management, portfolio management, and investor and lender relations. Mr. Yopes received a Bachelor of Arts degree from Yale University and a Juris Doctor degree from the University of Chicago.

Board Composition

     In connection with the sale of our series C preferred stock, all of our then existing stockholders entered into a stockholders agreement. This agreement provided for, among other things, the nomination of and voting for a total of nine directors of Cypress, as follows:

 . two management representatives designated by the founding stockholders - - these representatives are Messrs. Allen and Bourdeaux;

 . one representative designated by The Centennial Funds -- this representative is Mr. Schutz;

 . one representative designated by Alta Communications -- this representative is Mr. Egan;

 . one representative designated by Beacon Capital Partners -- this representative is Mr. Halsted;

 . one representative designated by Nassau Capital -- this representative is Mr.
  Hack;

 . one representative designated by Gramercy Communications Partners -- this representative is Mr. Grafstein;

 . one representative designated by Boston Properties, Cornerstone and Shorenstein, voting together as a group -- this representative is Mr. Yopes; and

 . one outside representative designated jointly by: (1) The Centennial Funds,
  Alta Communications, Beacon Capital Partners, Nassau Capital and Gramercy Communications Partners, voting together as a class; and (2) R. Stanley Allen, Ward C. Bourdeaux, Jr., Mark A. Graves, Barry L. Boniface and George J. Cisler, voting together as a class. This last directorship was never filled.

     The provisions of the stockholders agreement regarding the nomination and election of directors terminated upon the closing of our initial public offering.

     The Board of Directors is divided into three classes, each of whose members serve for a staggered three-year term. Messrs. Bourdeaux, Egan and Schutz serve as Class I directors whose terms expire at the annual meeting of stockholders to be held in 2000. Messrs. Grafstein, Hack and Yopes serve as Class II directors whose terms expire at the annual meeting of stockholders to be held in 2001. Messrs Allen and Halsted serve as Class III directors whose terms expire at the annual meeting of stockholders to be held in 2002.

Committees of the Board of Directors

     Audit Committee. The Audit Committee is responsible for recommending to the Board of Directors the engagement of our outside auditors and reviewing our accounting controls and the results and scope of audits and other services provided by our auditors. The members of the Audit Committee are Messrs. Hack, Halsted and Grafstein.

     Compensation Committee. The Compensation Committee is responsible for reviewing and approving the amount and type of consideration to be paid to senior management. The members of the Compensation Committee are Messrs. Egan, Halsted and Schutz.

     Other Committees. The Board of Directors may establish from time to time, other committees to facilitate the management of our business.

Item 11.    Executive Compensation.

     The following table sets forth in summary form the compensation that was paid to our Chief Executive Officer and the other most highly compensated executive officers whose aggregate compensation exceeded $100,000 in the year ended December 31, 1999.

                           Summary Compensation Table


                                                                                   Annual                Long-term
                                                                                Compensation           Compensation
                                                                       --------------------------     --------------
                                                                                                        Securities
                                                                                                        Underlying
Name and Principal Position                                                 Salary         Bonus          Options
------------------------------------------------------------------------- ----------    ---------      ------------
R. Stanley Allen ........................................................  $165,000      $ 88,500          243,000
  Chief Executive Officer

Mark A. Graves  .........................................................   155,000        82,969          306,000
  President, Chief Operating Officer and Secretary

Ward C. Bourdeaux, Jr. ..................................................   135,000       195,954          369,000
  Executive Vice President

Barry L. Boniface .......................................................   145,000       105,000          297,000
  Vice President, Chief Financial Officer and Treasurer

Option Grants in Last Fiscal Year

     The following table sets forth information related to stock options granted to our named executive officers during the year ended December 31, 1999.

                      Option Grants in Last Fiscal Year(1)

                                                                     Individual Grants
                                    -----------------------------------------------------------   ------------------------
                                                    Percent of                                     Potential Realizable
                                     Number of        Total                                          Value at Assumed
                                    Securities       Options                                       Annual Rates of Stock
                                    underlying      Granted to   Exercise                         Price Appreciation For
                                      Options       Employees     Price     Public                    Option Terms(2)
                                       Grant        in Fiscal      Per     Offering  Expiration   -----------------------
   Name                                (#)          Year(%)       Share     Price       Date         5%           10%
---------------------------------   -----------   ------------  --------- ---------  ----------   ---------  ------------
R. Stanley Allen ................    180,000         5.14%        $1.07     $17.00    04/07/09   $  983,136    $1,679,563
                                      63,000         1.80          2.53      17.00    11/29/09    1,379,915     2,291,697

Mark A. Graves ..................    180,000         5.14          1.07      17.00    04/07/09      983,136     1,679,563
                                     126,000         3.60          2.53      17.00    11/29/09    2,759,831     4,583,393

Ward C. Bourdeaux, Jr............    180,000         5.14          1.07      17.00    04/07/09      983,136     1,679,563
                                     189,000         5.40          2.53      17.00    11/29/09    4,139,746     6,875,090

Barry L. Boniface................     45,000         1.29          1.07      17.00    04/07/09      245,784       419,891
                                     252,000         7.20          2.53      17.00    11/29/09    5,519,662     9,166,786

_____________

(1) The number of options granted in the year ended December 31, 1999 was 3,526,655. The options expire ten years after the date of the grant and vest 20% upon the first anniversary of the date of grant and 5% each subsequent quarter measured from the first anniversary of the date of grant. The options fully vest upon a change of control. The exercise price of the options is adjusted appropriately in the event of a subdivision or combination of the outstanding common stock or in the event of a payment of a stock dividend in shares of common stock to the holders of common stock. In the event of a merger, consolidation or other reorganization, the Compensation Committee may make any adjustments to the option that it deems necessary.

(2) Potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the ten-year term. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the fair market value of the common stock on the date of grant, determined to be $4.01 as of April 7, 1999 and $15.00 as of November 29, 1999, and assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire ten-year term of the option and subtracting from that result the aggregate option exercise price. Actual realizable value, if any, will be dependent on the future price of the common stock on the actual date of exercise, which may be earlier than the stated expiration date.

Fiscal Year-End Option Values

     The following table sets forth the number of shares covered by both exercisable and unexercisable options as of December 31, 1999 and the year-end value of exercisable and unexercisable options as of December 31, 1999 for the named executive officers.


                                 Number of Securities Underlying  Value of Unexercised In-the-Money
                                     Unexercised Options at                  Options at
                                        December 31, 1999               December 31, 1999(1)
                                 -------------------------------  ---------------------------------
Name                              Exercisable     Unexercisable     Exercisable     Unexercisable
----------------------------------------------  ----------------  ---------------  ----------------
R. Stanley Allen ................   248,452          491,663        $4,058,045        $7,840,900
Mark A. Graves ..................   214,702          588,413         3,502,295         9,290,050
Ward C. Bourdeaux, Jr. ..........   248,452          617,663         4,058,045         9,663,700
Barry L. Boniface................    51,075          501,300           813,795         7,617,780

_____________
(1) The value of the unexercised in-the-money options at December 31, 1999 was calculated using an initial public offering price of $17.00 per share as the estimated fair value per common share at that date.

Stock Plans

1997 Management Option Plan


     Our 1997 management option plan was initially adopted by our Board of Directors and approved by our stockholders on July 15, 1997. The 1997 option plan is administered by our Compensation Committee. We established this plan to provide officers, directors, key employees and consultants the ability to acquire an ownership interest in Cypress. The options generally vest 20% per year and expire ten years after issuance. As of March 2, 2000, there were options to purchase a total of 6,209,732 shares of common stock outstanding under this plan, of which options to purchase 895,360 shares had vested. Although no further options will be granted under this plan, the unvested options will continue to vest in accordance with this plan.

2000 Stock Option and Incentive Plan

     Our 2000 stock option plan was adopted by our Board of Directors on December 21, 1999 and was subsequently approved by our stockholders on December 23, 1999. The 2000 stock option plan permits us to make grants of:

 .  incentive stock options;
 .  non-qualified stock options;
 .  restricted stock;
 .  deferred stock awards;
 .  unrestricted stock; and
 .  performance share awards.

     Under the 2000 stock option plan, the aggregate number of shares available for grants of awards is 5,367,368 shares of common stock, subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Any shares forfeited from awards under the 2000 stock option plan or the 1997 management option plan will also be available for future awards under the 2000 stock option plan. At March 2, 2000, there were options to purchase a total of 33,500 shares of common stock granted under this plan, of which no options are vested. The options generally vest 25% per year and expire 10 years after issuance.

     2000 Stock Option Plan Administration. The 2000 stock option plan provides for administration by either the Board of Directors or the Compensation Committee, which consists of non-employee directors. The Committee has full power to select, from among the individuals eligible for awards, the participants to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2000 stock option plan.

     Eligibility and Limitations on Grants. All officers, employees, directors and key persons (including consultants and prospective employees) are eligible to participate in the 2000 stock option plan, subject to the discretion of the Committee. From and after the date awards made under the 2000 stock option plan become subject to Section 162(m) of the Internal Revenue Code, no participant may receive options to purchase more than 1,500,000 shares of common stock (subject to adjustment for stock splits, stock dividends and other change in capitalization) during any one calendar year period, as stated above.

     Option Terms. The Committee has authority to determine the terms of options granted under the 2000 stock option plan. However, incentive stock options will have an exercise price that is not less than 100% of the fair market value of the shares of common stock on the date of the option grant and non-qualified stock options, other than those granted in lieu of a participant's cash compensation at the participant's election with the consent of the Committee, will have an exercise price that is not less than 85% of the fair market value of the shares of common stock on the date of the option grant.

     At the discretion of the Committee, stock options granted under the 2000 stock option plan may include a "re-load" feature pursuant to which an optionee exercising an option by the delivery of shares of common stock would automatically be granted an additional stock option (with an exercise price equal to the fair market value of the common stock on the date the additional stock option is granted) to purchase that number of shares of common stock equal to the number delivered to exercise the original stock option. The purpose of this feature is to enable participants to maintain their equity interest without dilution.

     Acceleration Upon a Merger, Sale or Change of Control of Cypress. Upon the occurrence of any of the following events, unless otherwise provided in the award agreements, all outstanding awards granted pursuant to the 2000 stock option plan shall become fully exercisable or fully vested and nonforfeitable:

 .  the dissolution or liquidation of Cypress;
 .  the sale of all or substantially all of the assets of Cypress;

 .  a merger, reorganization or consolidation of Cypress;
 . the sale of all of the stock of Cypress; or . a change of control of Cypress.

     In the event of certain transactions, such as a merger, consolidation, dissolution or liquidation, the committee in its discretion may provide for appropriate substitutions or adjustments of outstanding stock options; alternatively, outstanding stock options will terminate and the holder will receive a cash payment equal to the excess of the fair market value per share over the applicable exercise price, multiplied by the number of shares of common stock covered by the stock option.

     Amendments and Termination. The Board of Directors may at any time amend or discontinue the 2000 stock option plan and the Committee may at any time amend or cancel any outstanding award for the purpose of satisfying changes in law or for any other lawful purpose, but no such action shall adversely affect the rights under any outstanding awards without the holder's consent. To the extent required by the Internal Revenue Code to ensure that options granted under the 2000 stock option plan qualify as incentive stock options, plan amendments shall be subject to approval by our stockholders.

Employee Stock Purchase Plan

     Our employee stock purchase plan was adopted by our Board of Directors on December 21, 1999 and was subsequently approved by our stockholders on December 23, 1999. Up to 900,000 shares of common stock may be issued under the employee stock purchase plan.

     The first offering under the employee stock purchase plan began on February 10, 2000, the effective date of our initial public offering, and ends on October 31, 2000. Subsequent offerings will commence on each November 1 and May 1 thereafter and will have a duration of six months. Generally, all employees who are customarily employed for more than 20 hours per week as of the first day of the applicable offering period will be eligible to participate in the employee stock purchase plan. An employee who owns or is deemed to own shares of stock representing in excess of 5% of the combined voting power of all classes of our stock will not be able to participate in the employee stock purchase plan.

     During each offering, an employee may purchase shares under the employee stock purchase plan by authorizing payroll deductions of up to 10% of his or her cash compensation during the offering period. The maximum number of shares that may be purchased by any participating employee during any six-month offering period is limited to the number of whole shares which is less than or equal to $12,500 divided by the closing price per share on the first day of the applicable offering period. Unless the employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the period at a price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. For purposes of the initial offering period, the fair market value of common stock on the first day of the offering period was $17 per share, the offering price to the public pursuant to our initial public offering. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock in any calendar year. No common stock has been issued to date under the employee stock purchase plan.

Directors Compensation

     Directors who are employees receive no additional compensation for their services as directors. Non-employee directors are compensated as follows:
$5,000 annual fee, $1,000 for each board meeting attended in person and $500 for each committee meeting and for each board meeting attended by telephone. Non-employee directors are also eligible to participate in our 2000 stock option plan at the discretion of the full Board of Directors.

Severance Plan

     We intend to adopt a severance plan which will cover Messrs. Allen, Bourdeaux, Graves and Boniface. This plan will provide severance benefits to these executive officers if they are terminated without "cause" or they terminate with "good reason" within a one-year period following a change of control of Cypress. Upon a qualifying termination, the executive officer will be entitled to a lump sum payment equal to one and one-half times his base annual salary.

Compensation Committee Interlocks and Inside Participation

     The members of the Compensation Committee are Messrs. Egan, Halsted and Schutz. Mr. Egan is a general partner of Alta Communications, which purchased 263,158 shares of Series C preferred stock from Cypress on October 8, 1999 for $5.0 million. These shares were automatically converted into 1,184,210 shares of our common stock in connection with our initial public offering in February 2000. Mr. Halsted is an executive officer of Beacon Capital Partners, which purchased 342,105 shares of Series C preferred stock from Cypress on October 8, 1999 for $6.5 million. These shares were automatically converted into 1,539,473 shares of our common stock in connection with our initial public offering. Mr. Schutz is a general partner of The Centennial Funds, which purchased 263,158 shares of Series C preferred stock from Cypress on October 8, 1999 for $5.0 million. These shares were automatically converted into 1,184,210 shares of our common stock in connection with our initial public offering. Prior to 1999, these same investors purchased additional shares of our convertible preferred stock. See "Certain Relationships and Related Transactions" under Item 13.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information regarding beneficial ownership of our common stock as of March 2, 2000. The percentage of beneficial ownership is based on 47,302,202 shares of our common stock outstanding as of such date. The table sets forth such information with respect to:

 .  each stockholder who is known by us to beneficially own 5% or more of the common stock;
 .  each of our directors;
 .  each of the executive officers named in the "Summary Compensation Table"
   under Item 11; and
 .  all of our executive officers and directors as a group.

     Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned by such stockholder.

     The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 2, 2000, through the exercise of any stock option or other right.

                                                                    Number of
                                                               Shares Beneficially          Percent Beneficially
Name of Beneficial Owner(1)                                           Owned                         Owned
--------------------------------------------------------- ------------------------------- ---------------------------

Centennial Holdings V, L.P.(2)...........................            8,240,153                       17.4%
Alta Communications, Inc.(3).............................            6,118,697                       12.9
Beacon Capital Partners, Inc.(4).........................            4,351,972                        9.2
Nassau Capital L.L.C.(5).................................            2,960,525                        6.3
Gramercy Communications Partners, Inc.(6)................            2,960,526                        6.3
R. Stanley Allen(7)......................................            1,022,740                        2.2
Ward C. Bourdeaux, Jr.(8)................................              740,082                        1.6
Jeffrey H. Schutz(2).....................................            8,240,153                       17.4
William P. Egan(3).......................................            6,118,697                       12.9
John C. Halsted(4).......................................            4,351,972                        9.2
Randall A. Hack(5).......................................            2,960,525                        6.3
Laurence S. Grafstein(6).................................            2,960,526                        6.3
P. Eric Yopes(9).........................................              828,947                        1.8
Mark A. Graves(10).......................................              347,246                         *
Barry L. Boniface(11)....................................              110,599                         *
All directors and executive officers as a group
 (12 persons)(12)........................................           27,730,837                       58.6%

_______________
*    Represents less than 1% of the outstanding shares of common stock.

(1) The address of Centennial Holdings V, L.P. and Mr. Schutz is 1428 15th Street, Denver, CO 80202. The address of Alta Communications, Inc. and Mr. Egan is One Post Office Square, Suite 3800, Boston, MA 02109. The address of Beacon Capital Partners, Inc. and Mr. Halsted is One Federal Street, 26th Floor, Boston, MA 02110. The address of Nassau Capital L.L.C. and Mr. Hack is 22 Chambers Street, Princeton, NJ 08542. The address of Gramercy Communications Partners, Inc. and Mr. Grafstein is 712 Fifth Avenue, 43rd Floor, New York, NY 10019. The address of P. Eric Yopes is c/o Shorenstein Management, Inc., 555 California Street, 49th Floor, San Francisco, CA 94104. The address of all other listed stockholders is c/o Cypress Communications, Inc., Fifteen Piedmont Center, Suite 710, Atlanta, GA 30305.

(2) Represents shares of common stock beneficially owned by investment funds affiliated with Centennial Holdings V, L.P., of which Mr. Schutz is a general partner, including 8,028,428 shares of common stock beneficially owned by Centennial Fund V, L.P. and 211,725 shares of common stock beneficially owned by Centennial Entrepreneurs Fund V, L.P. Mr. Schutz disclaims beneficial ownership of the shares of common stock held by these funds, except to the extent of his proportionate pecuniary interest in such funds.

(3) Represents shares of common stock beneficially owned by investment funds affiliated with Alta Communications, Inc., of which Mr. Egan is a general partner, including 5,981,903 shares of common stock beneficially owned by Alta Communications VI, L.P. and 136,794 shares of common stock beneficially owned by Alta Comm S by S, LLC. Mr. Egan disclaims beneficial ownership of the shares of common stock held by these funds, except to the extent of his proportionate pecuniary interest in such funds.

(4) Represents shares of common stock beneficially owned by entities affiliated with Beacon Capital Partners, Inc., of which Mr. Halsted is an executive officer, including 204,241 shares of common stock beneficially owned by Tenant Communications, Inc., 4,029,310 shares of common stock beneficially owned by Building Communications, LLC and 118,421 shares of common stock beneficially owned by Investor Communications LLC. Mr. Halsted disclaims beneficial ownership of the shares of common stock held by these funds, except to the extent of his proportionate pecuniary interest in such funds. On January 3, 2000, the shares of common stock owned by Tenant Communications, Inc. and Building Communications, LLC were transferred to an affiliated voting trust.

(5) Represents shares of common stock beneficially owned by investment funds affiliated with Nassau Capital L.L.C., of which Mr. Hack is a member, including 2,914,145 shares of common stock beneficially owned by Nassau Capital Partners III L.P. and 46,380 shares of common stock beneficially owned by NAS Capital Partners I L.L.C. Mr. Hack disclaims beneficial ownership of the shares of common stock held by these funds, except to the extent of his proportionate pecuniary interest in such funds.

(6) Represents shares of common stock beneficially owned by Gramercy Cypress LLC, an investment fund affiliated with Gramercy Communications Partners, Inc., of which Mr. Grafstein is a Managing Director. Mr. Grafstein disclaims beneficial ownership of the shares of common stock held by this fund, except to the extent of his proportionate pecuniary interest in such fund.

(7) Includes 313,913 shares of common stock held by Mr. Allen subject to options exercisable as of March 2, 2000 or within 60 days thereafter.

(8) Includes 313,913 shares of common stock held by Mr. Bourdeaux subject to options exercisable as of March 2, 2000 or within 60 days thereafter.

(9) Represents shares of common stock beneficially owned by DWS Capital LLC, an investment fund affiliated with Shorenstein Management, Inc., of which Mr. Yopes is an executive officer. Mr. Yopes disclaims beneficial ownership of the shares of common stock held by this fund, except to the extent of his proportionate pecuniary interest in such fund.

(10) Includes 174,308 shares of common stock held by Mr. Graves subject to options exercisable as of March 2, 2000 or within 60 days thereafter.

(11) Includes 34,538 shares of common stock held by Mr. Boniface subject to options exercisable as of March 2, 2000 or within 60 days thereafter.

(12) Includes 878,522 shares of common stock held by all directors and executive officers as a group subject to options exercisable as of March 2, 2000 or within 60 days thereafter.

Item 13.  Certain Relationships and Related Transactions.

     We were formed as a limited liability company under the laws of Georgia on August 16, 1995 as Cypress Communications, L.L.C. We completed a reorganization on July 15, 1997 in which the operations of the predecessor company were merged into Cypress Communications, Inc., a Delaware corporation.

     In connection with our reorganization on July 15, 1997, we issued an aggregate of 2,636,906 shares of our common stock to nine persons, including Messrs. Allen and Bourdeaux, Centennial Holdings V, L.P. and Alta Communications, in exchange for membership interests in our predecessor company. On that date, we also issued an aggregate of 1,200,140 shares of our series A preferred stock for $5 per share to eight investors, including Messrs. Allen, Bourdeaux and Graves, Centennial Holdings V, L.P. and Alta Communications. On March 9, 1998, we issued 11,000 shares of our series A preferred stock to Mr. Graves for $5 per share.

     On September 30, 1998, we issued an aggregate of 1,333,200 shares of our series B preferred stock to investors, including Messrs. Allen, Bourdeaux and Graves, Centennial Holdings V, L.P., Alta Communications and Beacon Capital Partners for $8 per share. On that same date, we also issued 579,613 shares of our series B-1 preferred stock to Beacon Capital Partners for $8 per share. On February 1, 1999 we issued an aggregate of 6,375 shares of our series B preferred stock to Mr. Boniface and another employee for $8 per share.

     In the fourth quarter of 1999, we issued an aggregate of 4,161,974 shares of our series C preferred stock to investors, including Messrs. Allen, Bourdeaux, Graves and Boniface, Centennial Holdings V, L.P.,

Alta Communications, Beacon Capital Partners, Nassau Capital and Gramercy Communications Partners for $19 per share.

     Under the conversion rate set forth in the terms of the preferred stock, the preferred stock was originally convertible into common stock on a one-for-one basis. However, as a result of the 4.5-for-1 stock split which occurred on February 8, 2000, the conversion rate automatically adjusted such that each share of preferred stock was convertible into 4.5 shares of common stock. The preferred stock automatically converted into common stock upon the completion of our initial public offering on February 15, 2000.

     Certain of our directors are affiliated with certain of our principal stockholders. Mr. Schutz is a general partner of Centennial Holdings V, L.P. Mr. Egan is a general partner of Alta Communications. Mr. Halsted is an executive officer of Beacon Capital Partners. Mr. Hack is a member of Nassau Capital. Mr. Grafstein is a Managing Director of Gramercy Communications Partners.

     One of our directors, Mr. Yopes, is an executive officer of Shorenstein Management, Inc. In December 1999, we issued 184,211 shares of our series C preferred stock to an investment fund affiliated with Shorenstein for $19 per share. In addition, as part of our November/December master license agreement program, we entered into a master license agreement with Shorenstein under which we have obtained the right to install and operate our networks in up to 21 buildings representing more than 15 million rentable square feet. Upon the execution of property-specific license agreements with respect to these buildings, we will be required to pay Shorenstein, or the appropriate property owner, approximately 6% of the revenues generated from tenants in those buildings. In connection with the execution of this master license agreement, we also issued Shorenstein warrants to acquire up to 815,108 shares of our common stock at an exercise price of $4.22 per share. The exact number of shares of common stock underlying the warrants, which is based on the gross leasable area of the buildings set forth in the master license agreement, will not be determined until the completion of due diligence and the finalization of the building schedules, which is currently in process. The warrants are exercisable for a period of ten years, but cannot be exercised until six months following the completion of this offering.

     During 1999, we entered into a consulting arrangement with William Zierden, an investor in The Centennial Funds. In accordance with this arrangement, Mr. Zierden provided consulting services to us and had received fees totaling approximately $92,868 in fiscal 1999. In addition, in December 1999 we issued options to purchase 3,947 shares of common stock to Mr. Zierden in connection with this arrangement.

     We believe that each of the transactions described above was entered into on terms no less favorable to Cypress than could be obtained with non-affiliated parties. For all future transactions, we have adopted a conflict of interest policy whereby our Audit Committee will review the fairness of all material transactions between Cypress and our officers, directors and other affiliates and will make recommendations after such review to the entire Board of Directors.

Third Amended and Restated Stockholders Agreement

     In connection with the sale of our series C preferred stock, all of our then existing stockholders entered into a stockholders agreement. Except for the registration rights provisions described below, all other provisions of the stockholders agreement terminated upon the completion of our initial public offering in February 2000.

     The provisions of the stockholders agreement relating to the registration rights provide that groups of stockholders may require us to register all or any portion of their shares by filing one registration statement utilizing a Form S-1 and multiple registration statements utilizing a Form S-3. The parties will also be entitled to unlimited piggyback registration rights in connection with any registration by us of securities for our own account or the account of other stockholders. The registration rights available under these provisions of the stockholders agreement generally will terminate when all shares owned by the parties to the agreement may be immediately sold under Rule 144 and our stock is listed on a national securities market or traded in the Nasdaq Stock Market.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements

     Our financial statements listed below have been filed as part of this report on the pages indicated:

                                                                                         Page
                                                                                         ----
     Report of Independent Public Accountants..........................................    58
     Balance Sheets as of December 31, 1998 and December 31, 1999......................    59
     Statements of Operations for the years ended December 31, 1997, 1998 and 1999.....    60
     Statements of Members' or Stockholders' Deficit for the years ended December 31,
     1997, 1998 and 1999...............................................................    61
     Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.....    62
     Notes to Financial Statements.....................................................    63

(a) 2. Financial Statement Schedules

    Our schedules listed below have been filed as part of this report on the pages indicated:

                                                                                          Page
                                                                                          ----
     Report of Independent Public Accountants as to Schedules..........................    74
     Schedules.........................................................................    75

(a) 3. Exhibits

     The following exhibits either (i) are filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in Item 14 by reference to the filing in the corresponding numbered footnote.

   No.                                                   Description
----------                                             ----------------

  3.1 *     Second Amended and Restated Certificate of Incorporation.
  3.2 *     Amended and Restated Bylaws.
  4.1       Specimen certificate of shares of common stock, $.001 par value per share. (1)
  4.2 *     Shareholder Rights Agreement.
 10.1       1997 Management Option Plan. (1)
 10.2 *     2000 Stock Option and Incentive Plan.
 10.3 *     Employee Stock Purchase Plan.
 10.4       Third Amended and Restated Stockholders Agreement. (1)
 10.5       First Amendment to the Third Amended and Restated Stockholders Agreement. (1)
 10.6       Second Amendment to the Third Amended and Restated Stockholders Agreement. (1)
 10.7       Form of Master Communications License Transaction Agreement entered into in November and December
            1999. (1)
 10.8       Form of Stock Warrant Agreement entered into in November and December 1999. (1)
 10.9       Series A Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of July 15, 1997. (1)

10.10       Series B and B-1 Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of September 30, 1998. (1)
10.11       Series C and C-1 Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of October 8, 1999. (1)
10.12       Series C Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of November 23, 1999. (1)
10.13       Series C Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and purchasers thereto, dated as of December 1, 1999. (1)
10.14       Series C Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of December 2, 1999. (1)
10.15       Binding Summary of Terms of Stock Purchase Agreement dated November 23, 1999, by and among Cypress
            Communications, Inc., SiteConnect, Inc. and the shareholders of SiteConnect, Inc., and the amendments thereto. (1)
10.16       Form of Indemnification Agreement for Directors and Executive Officers. (1)
10.17       Form of Executive Officer Severance Plan. (1)
23.1   *    Consent of Arthur Andersen LLP.
27.1   *    Financial Data Schedule.

_______________
*    Filed herewith.
(1) Incorporated by reference to Cypress Communications, Inc.'s Registration Statement on Form S-1 (Commission File No. 333-92011), as amended.

(b)  Reports on Form 8-K
     Not applicable.

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                    CYPRESS COMMUNICATIONS, INC.

                                    By: /s/ R. Stanley Allen
                                       ----------------------
                                       R. Stanley Allen
                                       Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

                      Signature                                                   Title
-----------------------------------------------------           -----------------------------------------

/s/ R. Stanley Allen                                                Chief Executive Officer and Director
-----------------------------------------------------
R. Stanley Allen

/s/ Ward C. Bourdeaux, Jr.                                          Executive Vice President and Director
-----------------------------------------------------
Ward C. Bourdeaux, Jr.

/s/ Mark A. Graves                                                  President, Chief Operating Officer and
-----------------------------------------------------               Secretary
Mark A. Graves

/s/ Barry L. Boniface                                               Vice President, Chief Financial Officer
-----------------------------------------------------               and Treasurer
Barry L. Boniface

/s/ William P. Egan                                                 Director
-----------------------------------------------------
William P. Egan

/s/ Laurence S. Grafstein                                           Director
-----------------------------------------------------
Laurence S. Grafstein

/s/ Randall A. Hack                                                 Director
-----------------------------------------------------
Randall A. Hack

/s/ John C. Halsted                                                 Director
-----------------------------------------------------
John C. Halsted

/s/ Jeffrey H. Schutz                                               Director
-----------------------------------------------------
Jeffrey H. Schutz

/s/ P. Eric Yopes                                                   Director
-----------------------------------------------------
P. Eric Yopes

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cypress Communications, Inc.:

     We have audited the accompanying balance sheets of CYPRESS COMMUNICATIONS, INC. (a Delaware corporation and successor to Cypress Communications, L.L.C.) as of December 31, 1998 and 1999 and the related statements of operations, changes in members' or stockholders' deficit, and cash flows for the three years ending December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Communications, Inc. as of December 31, 1998 and 1999 and the results of its operations and its cash flows for the three years ending December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 21, 2000

                          CYPRESS COMMUNICATIONS, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                     ASSETS

                                                                                           1998                       1999
                                                                                  -------------------       ---------------------

CURRENT ASSETS:
 Cash and cash equivalents                                                                $11,057,696                $ 69,475,288
 Accounts receivable, net of allowance for doubtful
  accounts of $79,520, and $367,805
  in 1998 and 1999, respectively                                                            1,119,784                   1,665,203
 Note receivable                                                                              200,000                           0
 Prepaid expenses and other                                                                    26,238                     320,516
                                                                                  -------------------       ---------------------
        Total current assets                                                               12,403,718                  71,461,007
                                                                                  -------------------       ---------------------
PROPERTY AND EQUIPMENT, net                                                                 6,291,413                  27,028,102
                                                                                  -------------------       ---------------------

OTHER ASSETS:
 Cost in excess of net assets acquired, net of
  accumulated amortization of $7,071 and                                                       84,141                      75,656
  $15,556 in 1998 and 1999, respectively
 Tenant contracts, net of accumulated amortization
   of $119,444 and $262,778 in 1998                                                           418,056                     274,722
  and 1999, respectively
 License agreements                                                                                 0                  23,398,094
 Other                                                                                        209,777                     617,020
                                                                                  -------------------       ---------------------
        Total other assets                                                                    711,974                  24,365,492
                                                                                  -------------------       ---------------------
        Total assets                                                                      $19,407,105                $122,854,601
                                                                                  ===================       =====================


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                         $   381,032                $ 12,672,121
 Accrued expenses                                                                           1,307,941                   2,696,133
 Current portion of capital lease obligations                                                 192,635                     217,468
                                                                                     ----------------       ---------------------

        Total current liabilities                                                           1,881,608                  15,585,722

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                                522,583                     283,469
                                                                                     ----------------       ---------------------

        Total liabilities                                                                   2,404,191                  15,869,191
CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 5):
 $.001 par value; 1,211,140 shares designated Series A
   in 1998 and 1999; 1,211,140, shares issued and outstanding in 1998 and 1999,
   entitled to redemption value of $5 per share                                             6,036,670                   6,040,856
 $.001 par value; 1,912,813 and 1,919,188 shares designated Series B in 1998 and
   1999, respectively; 1,333,200 and 1,339,575 shares issued and outstanding in 1998
   and 1999, respectively, entitled to redemption value of $8 per share                    10,650,328                  10,705,636
 $.001 par value; 579,613 shares designated Series B-1 in 1998 and 1999; 579,613 shares issued and outstanding in 1998 and 1999, entitled to redemption value of $8
   per share                                                                                4,630,265                   4,632,137
 $.001 par value; 0 and 4,210,526 shares designated Series C in 1998 and 1999, respectively; 0 and 4,161,974 shares issued and outstanding in 1998 and 1999,
   respectively, entitled to redemption value of $19 per share                                      0                  78,899,121
                                                                                     ----------------       ---------------------
        Total preferred stock                                                              21,317,263                 100,277,750
                                                                                     ----------------       ---------------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' (DEFICIT) EQUITY:
 Common stock, $.001 par value; 20,594,088 and 58,620,758 shares authorized in 1998 and 1999, respectively; 2,636,906 and 2,759,806 shares issued and outstanding in
  1998 and 1999, respectively                                                                   2,637                       2,760
 Additional paid-in capital                                                                 3,536,863                 109,339,640
 Warrants outstanding                                                                               0                  23,398,094
 Deferred compensation                                                                     (2,179,045)                (27,124,250)
 Accumulated deficit                                                                       (5,674,804)                (98,908,584)
                                                                                     ----------------       ---------------------
        Total stockholders' (deficit) equity                                               (4,314,349)                  6,707,660
                                                                                     ----------------       ---------------------
        Total liabilities and stockholders' deficit                                       $19,407,105                $122,854,601
                                                                                     ================       =====================

      The accompanying notes are an integral part of these balance sheets.

                          CYPRESS COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

             For the years ended December 31, 1997, 1998, and 1999

                                                                 1997                    1998                    1999
                                                         ------------------      ------------------      ------------------
REVENUES                                                        $   709,402             $ 2,417,816            $  7,437,496
                                                         ------------------      ------------------      ------------------
OPERATING EXPENSES:
 Cost of services                                                   603,114               1,539,846               4,966,851
 Sales and marketing, including noncash compensation                448,916               1,489,355               4,007,094
  expense of $0, $19,248, and $321,492 in 1997, 1998,
  and 1999, respectively
 General and administrative, including noncash                      900,595               2,534,566              11,232,045
  compensation expense of $0, $98,345, and $1,403,796 in
  1997, 1998, and 1999, respectively
 Depreciation and amortization                                      196,415                 576,659               2,197,831
                                                         ------------------      ------------------      ------------------
        Total operating expenses                                  2,149,040               6,140,426              22,403,821
                                                         ------------------      ------------------      ------------------
OPERATING LOSS                                                   (1,439,638)             (3,722,610)            (14,966,325)

INTEREST INCOME, net                                                113,922                 232,279                 810,045
                                                         ------------------      ------------------      ------------------
LOSS BEFORE INCOME TAXES                                         (1,325,716)             (3,490,331)            (14,156,280)

INCOME TAX BENEFIT                                                        0                       0                       0
                                                         ------------------      ------------------      ------------------
NET LOSS                                                         (1,325,716)             (3,490,331)            (14,156,280)

BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK (Note 5)                 0                       0             (79,077,500)
                                                         ------------------      ------------------      ------------------


NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                       $(1,325,716)            $(3,490,331)           $(93,233,780)

NET LOSS PER COMMON SHARE:
 Basic and diluted                                              $     (0.41)            $     (1.32)           $     (35.22)
                                                         ==================      ==================      ==================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic and diluted                                                3,266,237               2,636,906               2,647,274
                                                         ==================      ==================      ==================

        The accompanying notes are an integral part of these statements.

                          CYPRESS COMMUNICATIONS, INC.

                STATEMENTS OF MEMBERS' OR STOCKHOLDERS' DEFICIT

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999





                                     Members' Shares
                                     or Common Stock      Contributed or
                                  --------------------     Additional        Deferred     Warrants      Accumulated
                                    Shares      Amount   Paid-In  Capital  Compensation  Outstanding      Deficit       Total
                                  ------------------------------------------------------------------------------------------------

BALANCE, December 31, 1996          400,431     $    0    $  1,887,513     $          0  $         0  $   (858,757)    $  1,028,756

 Issuance of member shares           41,667          0         250,000                0            0             0          250,000
 Repurchase of member shares       (149,109)         0        (894,651)               0            0             0         (894,651)
 Conversion to a C corporation    2,343,917      2,637          (2,637)               0            0             0                0
 Net loss                                 0          0               0                0            0    (1,325,716)      (1,325,716)

BALANCE, December 31, 1997        2,636,906      2,637       1,240,225                0            0    (2,184,473)        (941,611)

 Deferred compensation                    0          0       2,296,638       (2,296,638)           0             0                0
 Amortization of
  deferred compensation                   0          0               0          117,593            0             0          117,593
 Net loss                                 0          0               0                0            0    (3,490,331)      (3,490,331)

BALANCE, December 31, 1998        2,636,906      2,637       3,536,863       (2,179,045)           0    (5,674,804)      (4,314,349)

 Issuance of common stock           122,900        123         395,127                0            0             0          395,250
 Deferred compensation                    0          0      26,330,150      (26,330,150)           0             0                0
 Amortization of
   deferred compensation                  0          0               0        1,384,945            0             0        1,384,945
 Issuance of warrants                     0          0               0                0   23,398,094             0       23,398,094
 Beneficial conversion feature of         0          0      79,077,500                0            0   (79,077,500)               0
  preferred stock
   (Note 5)
 Net loss                                 0          0               0                0            0   (14,156,280)     (14,156,280)
BALANCE, December 31, 1999        2,759,806     $2,760    $109,339,640     $(27,124,250) $23,398,094  $(98,908,584)    $  6,707,660
                                  =================================================================================================

The accompanying notes are an integral part of these statements

                          CYPRESS COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                                                                    1997             1998              1999
                                                                                 -----------      ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                        $(1,325,716)    $(3,490,331)      $(14,156,280)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                     196,415         576,659          2,197,831
   Amortization of deferred compensation                                                   0         117,593          1,384,945
   Other                                                                               1,920           5,737             14,544
   Noncash consulting expense                                                              0               0            340,343
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                       (168,919)       (916,616)          (545,419)
     Prepaid expenses and other current assets                                       (32,146)         18,185           (294,278)
     Other assets                                                                          0         (89,777)          (196,286)
     Accounts payable and accrued expenses                                           436,927         863,645          1,353,953
                                                                           ----------------------------------------------------
     Net cash used in operating activities                                          (891,519)     (2,914,905)        (9,900,647)
                                                                           ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (1,190,723)     (2,887,243)       (10,365,122)
  Purchase of assets of MTS Communications                                                 0      (1,904,398)                 0
  (Advance to) repayment from MTS Communications                                           0        (200,000)           200,000
  Other                                                                                    0               0             19,400
                                                                           ----------------------------------------------------
      Net cash used in investing activities                                       (1,190,723)     (4,991,641)       (10,145,722)
                                                                           ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Series A preferred stock, net of offering              5,975,560          55,000                  0
    expenses
  Proceeds from issuance of Series B and B-1 preferred stock, net of                       0      15,279,046             51,000
    offering expenses
 Proceeds from issuance of Series C preferred stock, net of offering                       0               0         78,894,943
    expenses
 Proceeds from sale of member shares                                                 250,000               0                  0
 Proceeds from exercise of stock options                                                   0               0             54,907
 Principal payments on capital lease obligations                                     (25,328)        (40,869)          (214,281)
 Borrowings under line of credit                                                           0         500,000                  0
 Repayments of line of credit                                                              0        (500,000)                 0
 Acquisition of member interest                                                     (894,651)              0                  0
 Payment of offering costs                                                                 0               0           (322,608)
                                                                           ----------------------------------------------------
     Net cash provided by financing activities                                     5,305,581      15,293,177         78,463,961
                                                                           ----------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                              3,223,339       7,386,631         58,417,592

CASH AND CASH EQUIVALENTS, beginning of year                                         447,726       3,671,065         11,057,696
                                                                           ----------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year                                           $ 3,671,065     $11,057,696        $69,475,288
                                                                           ====================================================

SUPPLEMENTAL DISCLOSURES:
 Cash paid for interest                                                          $     2,031     $    12,563       $     13,151
                                                                           ====================================================

 Assets acquired under capital leases                                            $         0     $   670,450       $          0
                                                                           ====================================================


        The accompanying notes are an integral part of these statements.

                          CYPRESS COMMUNICATIONS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1998, and 1999

1.  Organization And Nature Of Business

     Cypress Communications, Inc. (the "Company") was incorporated July 15, 1997 under the laws of Delaware. The Company was formed to effect the conversion of Cypress Communications, L.L.C. (the "Predecessor Company") to a C corporation. To effect this change in legal entity status, on July 15, 1997, the Predecessor Company was acquired by the Company and ceased to exist as a legal entity. The accompanying financial statements reflect this as a reorganization (the "Reorganization").

     The Predecessor Company was incorporated August 16, 1995 as a limited liability company under the laws of Georgia. All references to the Company refer to both the Company and the Predecessor Company unless otherwise noted.

     The Company provides a full range of communications services to small- and medium-sized businesses located in multi-tenant office buildings in major metropolitan markets in the United States. Since the inception of our Predecessor Company in August 1995, our principal activities have included securing license agreements with building owners and real estate managers that enable us to install our in-building fiber-optic, digital, and broadband networks, marketing our services to tenants, and hiring qualified personnel to support our rapid growth.

     The Company has experienced operating losses since its inception. The Company expects to continue to focus on increasing its customer base and expanding its operations. Accordingly, the Company expects that its operating expenses and capital expenditures will continue to increase significantly, which will have a negative impact on short-term operating results and will require significant capital. Accordingly, the Company may be required to raise additional funds through public or private financing or other arrangements, or it may have to slow its rate of expansion. There can be no assurance that any required additional funding, if needed, will be available on terms attractive to the Company or at all, which could have a material adverse effect on the Company's business, financial condition, cash flows, and results of operations.

Other Risk Factors

     The Company faces certain other risk factors including the following: growth and expansion may strain the Company's resources, dependence on key personnel, dependence on third-party suppliers of equipment and communications services, dependence on relationships with certain property owners or operators, competition from other providers of communications services, and potential disruption of services due to system failures.

2.  Summary Of Significant Accounting Policies

Basis of Presentation

     The accompanying financial statements are presented on the accrual basis of accounting using accounting principals generally accepted in the United States.

Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from these estimates and such differences could be material.

Revenue Recognition

     The Company's revenues include recurring charges for local access, long-distance, equipment rental, Internet, voicemail, inbound 800 charges, and other enhanced voice and data services as well as nonrecurring revenues for installations and moves, adds, and changes charges, all of which are recognized as services are provided. To date, nonrecurring revenues have not exceeded the related direct costs of installation in any significant amounts. All expenses related to services provided are recognized as incurred.

     The Securities and Exchange Commission has released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The Company is reviewing its policies with respect to SAB No. 101 and does not expect the impact of adoption to be material.

Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

     Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are depreciated over the lesser of the average lease term (or the term of the related license agreement) or the assets' useful lives. Depreciation expense was $112,431, $546,521, and $1,953,761 for the years ended December 31, 1997, 1998, and 1999, respectively. Maintenance and repairs are charged to expense as incurred. Gains or losses on disposal of property and equipment are recognized in operations in the year of disposition. There were no significant gains or losses in any periods presented.

Income Taxes

     The Predecessor Company was a limited liability company for federal and state income tax purposes. The Internal Revenue Code and applicable state statutes provide that income and expenses are not separately taxable to the limited liability company but rather accrue directly to the members. Subsequent to the Reorganization, income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," (Note 8).

Intangibles

     The cost over the fair values of net assets acquired was recorded in connection with the Company's purchase of substantially all of the assets of MTS Communications Company, Inc. ("MTS Communications") (Note 9). These costs are being amortized using the straight-line method over ten years. Tenant contracts were acquired in the MTS Communications acquisition and are being amortized using the straight-line method over three years.

Impairment of Long-Lived Assets

     The Company reviews its long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. An impairment will be recognized when the undiscounted future net cash flows estimated to be generated by the asset are insufficient to recover the current carrying value of the asset. Estimates of future cash flows are based on many factors, including current operating results, expected market trends, and competitive influences. Management believes that the long-lived assets in the accompanying financial statements are appropriately valued.

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets approximate the fair values for cash and capital lease obligations.

     In accordance with SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," the Company has estimated the fair value of the Series
A preferred stock as approximately $5.8 million and $81.8 million at December 31, 1998 and 1999, respectively. The Company has estimated the fair value of the Series B and Series B-1 preferred stock as $6.4 million and $2.8 million, respectively, at December 31, 1998 and approximately $90.4 million and $39.1 million, respectively, at December 31, 1999. The Series C preferred stock has an estimated fair value of approximately $281 million at December 31, 1999. The fair value of the preferred stock is based on the estimated fair value of the Company's common stock and the number of shares of common stock upon conversion.

Segment Reporting

     The Company reports one segment, communication services, and provides an integrated package of communication products to small- and medium-sized businesses.

Accrued Expenses

     Accrued expenses relate to the following at December 31:

                                                                              1998                   1999
                                                                      ------------------     -------------------
Property and equipment additions                                              $  280,900              $   16,969
Compensation                                                                     257,838               1,116,873
Taxes                                                                            171,118                 453,578
Network costs                                                                    221,912                 422,366
Other                                                                            376,173                 686,347
                                                                      ------------------     -------------------
                                                                              $1,307,941              $2,696,133
                                                                      ==================     ===================

Net Loss Per Common Share


     Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the year. Potential common stock equivalents are excluded from the calculation of diluted net loss per share, as their effect is antidilutive. Convertible redeemable preferred stock was outstanding at December 31, 1997, 1998, and 1999. These securities were not considered in the computation of net loss per share as the conversion is dependent upon a qualifying public offering, as defined in the preferred stock sale agreements (Note 10).

3.  Property And Equipment

     Property and equipment consist of the following at December 31:

                                                                           1998                       1999
                                                                    ----------------          -----------------
System infrastructure                                                     $4,771,675                $10,714,590
System equipment                                                           1,583,018                  4,136,654
Computer and office equipment                                                495,737                  2,087,051
Leasehold improvements                                                       220,655                    989,075
Assets under construction                                                          0                 11,834,175
                                                                    ----------------          -----------------
                                                                           7,071,085                 29,761,545
Less accumulated depreciation and amortization                              (779,672)                (2,733,443)
                                                                    ----------------          -----------------
                                                                          $6,291,413                $27,028,102
                                                                    ================          =================

4.    Capital Transactions

Stock Option Plans

     In February 1996, the Predecessor Company adopted the 1996 Share Incentive Plan (the "Predecessor Plan"). The Predecessor Plan was intended to provide incentives to officers and key employees of the Predecessor Company.

     In July 1997, the 1997 Management Option Plan (the "1997 Option Plan") was adopted by the Company. The 1997 Option Plan provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock to officers, directors, and key employees responsible for the direction and management of the Company. The options expire ten years after the date of grant and vest 20% upon the first anniversary of the date of grant and 5% each subsequent quarter measured from the first anniversary of the date of grant.

     On December 21, 1999, the Company's board of directors adopted the 2000 Stock Option Plan (the "2000 Plan") which was approved subsequently by the stockholders on December 23, 1999. All officers, directors, and key persons are eligible to participate in the plan, subject to the discretion of a committee appointed by the board of directors. The board of directors reserved a combined
11.7 million shares for issuance under the 1997 Option Plan and the 2000 Plan.

Statement of Financial Accounting Standards No. 123

     A summary of the activity related to the option plans is as follows:

                                                                                                Weighted Average
                                                       Weighted Average Shares                   Exercise Price
                                                       -----------------------                  ---------------
Balance at December 31, 1996                                    225,000                              $0.60
 Forfeited                                                      (45,000)                              0.56
 Granted                                                      1,536,345                               0.67
                                                    -------------------
Balance at December 31, 1997                                  1,716,345                               0.66
 Granted                                                      1,087,875                               1.00
 Forfeited                                                      (76,500)                              1.07
                                                    -------------------
Balance at December 31, 1998                                  2,727,720                               0.78
 Granted                                                      3,526,655                               2.29
 Forfeited                                                     (310,500)                              1.15
 Exercised                                                     (122,900)                              0.94
                                                    -------------------
Balance at December 31, 1999                                  5,820,975                               1.64
                                                    ===================

     In December 1999, the Company granted 25,655 options to purchase common stock, with an exercise price of $2.53 per share, to consultants for prior services. The options vested immediately and the consultants exercised these options prior to December 31, 1999. The Company recorded an expense of approximately $340,000 related to this grant.

     The following table summarizes information about the stock options outstanding at December 31, 1999:

                    Number of Options           Weighted Average                           Exercisable as
                     Outstanding at                Remaining           Weighted Average     of December
   Exercise Price    December 31, 1999           Contractual Life      Exercise Price           1999
   --------------   ------------------          -----------------      ----------------     -------------
        $ 0.67          1,808,100                      7.66                $ 0.67                876,132
        $ 1.07          2,149,875                      9.20                  1.07                172,959
        $ 2.53          1,773,000                      9.90                  2.53                      0
        $17.00             90,000                      9.95                 17.00                      0
                    ------------------                                                     -----------------
  $0.67-$17.00          5,820,975                      8.95                  1.64              1,049,091
                    ==================                                                     =================

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its option plans. The Company recorded deferred compensation of approximately $2.3 million in 1998 and $26.3 million in 1999 which represents the difference between the exercise price per option and the fair value of the Company's common stock at the dates of grant. Deferred compensation is amortized over the vesting period of the stock options which is generally five years.

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss would have been the pro forma amounts indicated below. The pro forma net loss is calculated using the Black-Scholes option pricing model, with the following assumptions: risk-free interest rates from 5.82% to 6.19% for 1997, 5.28% for 1998, and 6.05% for 1999, expected life of 6 years for 1997 and 1998, and 3 1/2 years for 1999, dividend yield of 0%, and expected volatility of 0% for all periods prior to the Company's filing for an initial public offering and 65% for

December 4, 1999 through December 31, 1999. The weighted average fair value of options granted during the years ended December 31, 1997, 1998, and 1999 was $.18, $3.22, and $40.80 per option, respectively.

                                                                          Year Ended December 31
                                                  --------------------------------------------------------------------
                                                          1997                    1998                     1999
                                                  ------------------      ------------------      --------------------
Net loss, as reported                                    $(1,325,716)            $(3,490,331)             $(93,233,780)
Net loss, pro forma                                       (1,375,439)             (3,538,833)              (93,354,915)
Net loss per common share, as reported                   $     (0.41)            $     (1.32)             $     (35.22)
Net loss per common share, pro forma                           (0.42)                  (1.34)                   (35.26)

Shareholder Rights Plan

     In December 1999, the Company approved a stockholder rights plan. This plan entitles the stockholders to rights to acquire additional shares of the Company's common stock when a third party acquires 15% of the Company's common stock or commences or announces its intent to commence a tender offer for at least 15% of the Company's common stock. This plan could delay, deter, or prevent a change of control.

Employee Stock Purchase Plan

     In December 1999, the board of directors and stockholders approved an employee stock purchase plan. Up to 900,000 shares of common stock may be issued under this plan.

Amendment to Certificate of Incorporation

     In September 1998, the Company amended and restated its certificate of incorporation (the "Certificate") to, among other things, increase the total number of authorized common stock and preferred stock to 20,594,088 and 3,703,566, respectively. Additionally, the Certificate amended the terms of the existing Series A preferred stock and increased the number of shares of preferred stock designated as Series A to 1,211,140.

     In October 1999, the Company increased the authorized number of shares of its common stock and preferred stock to 49,023,324 and 7,687,704, respectively. In October 1999, the Company designated an additional 6,375 shares as Series B preferred stock and designated 3,977,763 shares as Series C preferred stock. In December 1999, the Company increased the authorized number of its common stock and preferred stock to 58,620,758 and 7,920,467, respectively, and designated an additional 232,763 shares as Series C preferred stock.

Stock Split

     In May 1998, the Company's board of directors and the majority stockholders approved a 2-for-1 stock split (the "Split") with respect to each outstanding share of common stock and Series A preferred stock. The Split was effected in the form of a stock dividend that was paid in September 1998. All references to common stock and Series A share amounts have been restated to reflect the Split on a retroactive basis. See Note 10 regarding a stock split in February 2000.

Warrants

     In November and December 1999, the Company entered into master license agreements and stock warrant agreements with several property owners and operators. Under the terms of these agreements, the Company issued warrants to purchase up to an aggregate of approximately 11 million shares of the Company's common stock at an exercise price of $4.22 per share. These warrants are exercisable for periods of five to ten years. The exact number of shares of common stock underlying the warrants, which is based on the gross leaseable area of the building set forth in the master license agreements, will be determined upon the completion of a due diligence period and the finalization of the building schedules, which is expected to be complete in April 2000. The measurement date for valuing the warrants will be the date(s) upon which the property owners or operators effectively complete their performance requirements. Such amounts will be recorded as deferred license inducement expense, and will be amortized over the terms of the related license agreements, which are expected to be ten years.

5.  Convertible Redeemable Preferred Stock

Sales of Preferred Stock

     On July 15, 1997, the Company issued 1,200,140 shares of its Series A preferred stock for $5 per share. On September 30, 1998, the Company issued 1,333,200 and 579,613 shares of its Series B and Series B-1 preferred stock, respectively, for $8 per share. In October 1999, in connection with the second amended and restated stockholders' agreement, certain terms of the Series A, Series B, and Series B-1 preferred stock were changed.

     In February 1999, the Company issued 6,375 shares of its Series B preferred stock to two employees of the Company for $8 per share for total proceeds of $51,000.

     In October 1999, the Company issued 2,819,868 shares of its Series C preferred stock to existing and new third-party investors for $19 per share for total proceeds of approximately $53.6 million.

     In November 1999 and December 1999, the Company issued 1,157,895 and 184,211 shares, respectively, of its Series C preferred stock to certain property owners and operators for $19 per share for total proceeds of $25.5 million.

Terms of Preferred Stock

     The Series A, Series B and B-1, and Series C preferred stock (the "Preferred Stock") have a redemption price of $5, $8, and $19 per share, respectively, together with accrued and unpaid dividends thereon. Redemption is mandatory beginning October 8, 2005, at which time up to one-third of the outstanding shares may be redeemed on October 8, 2005, October 8, 2006, and October 8, 2007. In the event of any liquidation, dissolution, or winding up of the affairs of the Company, holders of Series C preferred stock shall be paid the redemption price, plus all accrued dividends, before any payment to other stockholders. Holders of Series B and Series B-1 preferred stock shall be paid the redemption price, plus all accrued dividends, before any payment to other stockholders, exclusive of any payments to be made to the holders of the Series C preferred stock. Holders of Series A preferred stock shall be paid the redemption price, plus all accrued dividends, before any payment to other stockholders, exclusive of any payments to be made to holders of Series B and Series B-1 and Series C preferred stock. The Preferred Stock is convertible into common stock at the discretion of the holder and automatically converts into common stock upon the completion of an initial public offering of the Company's common stock with proceeds in excess of $50,000,000 and an adjusted per share price of at least $8.44. These shares are entitled to 4.5 votes per share on all matters upon which common stockholders are entitled to vote, except for the Series B-1 shares which do not have any voting rights. Under these conversion terms, the Preferred Stock converts 4.5 for 1 into common stock. The holders of the Preferred Stock are entitled to receive dividends, out of the unreserved and unrestricted surplus or net profits of the Company, as declared by the board of directors. No such dividends have been declared as of December 31, 1999 (Note 10) for discussion of the conversion of the outstanding preferred stock subsequent to year-end.

     The Company is accreting the issuance costs of the Preferred Stock, which is the difference between the redemption price and the face value of the shares, over the period from the date of sale to the initial redemption date. Such amount was $1,920, $5,737, and $14,544 for the years ended December 31, 1997, 1998, and 1999, respectively, and is included in interest income in the accompanying statements of operations.

Beneficial Conversion Charge

     In accordance with EITF 98-5, the Company recorded a charge in the quarter ending December 31, 1999 of approximately $79.1 million to reflect the beneficial conversion feature related to the shares of its Series C preferred stock.

6.  Related-Party Transactions

     A portion of the proceeds from the Predecessor Company's sale of member shares was received from officers, directors, or other parties related to the Predecessor Company. A portion of the cost of the Predecessor Company's purchase of member shares was paid to officers, directors, or other parties related to the Predecessor Company.

     A portion of the proceeds from the Company's sales of the Preferred Stock was received from officers, directors, or other parties related to the Company. The sales were conducted concurrently with, and on the same terms as, those entered into with unrelated parties.

7.  Commitments And Contingencies

Leases

     The Company is obligated under several operating and capital lease agreements, primarily for office space and equipment. Future annual minimum rental payments under these leases as of December 31, 1999 are as follows:

                          Operating                 Capital
                    -------------------       ------------------
2000                        $ 2,299,014                 $261,784
2001                          2,300,184                  181,345
2002                          2,143,020                  109,003
2003                          1,684,661                   25,545
2004                          1,290,964                        0
Thereafter                    2,038,189                        0
                    -------------------       ------------------
                            $11,756,032                  577,677
                    ===================


Less amount representing interest and taxes               76,740
                                              ------------------


Present value of future minimum capital
lease payments                                           500,937
Less current portion                                     217,468
                                              ------------------
Long-term portion                                       $283,469
                                              ==================

     Rental expense was $54,904, $159,236, and $629,030 for the years ended December 31, 1997, 1998, 1999, respectively.

Commission Obligation


     The Company has entered into license agreements with property owners and/or operators of several office buildings whereby the Company has the right to provide communications services in these buildings. Under the terms of the agreements, the Company is generally obligated to pay a commission based on the greater of a base fee or a percentage of revenue earned in the related building or development. At December 31, 1999, the Company's aggregate minimum obligation under these agreements is approximately $130,000 per year for the next seven years.

Purchase Obligation

     At December 31, 1999, the Company has contracts with several communications providers with purchase commitments totaling approximately $1.6 million of which approximately $1.1 million and $500,000 are payable in 2000 and 2001, respectively.

Line of Credit

     The Company entered into an agreement with Silicon Valley Bank ("Silicon") on September 1, 1998 for a credit line totaling $500,000 bearing interest at Silicon's prime rate plus 1.25%. The total amount was borrowed and subsequently repaid prior to December 31, 1998. The agreement expired on April 22, 1999. Borrowings were secured by a security interest in certain of the Company's assets.

Employee Benefit Plan

     In 1997, the Company adopted a 401(k) defined contribution plan. Participants may elect to defer 15% of compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. The Company may provide matching contributions under this plan, but has not done so in the periods presented.

Legal Proceedings

     The Company is subject to legal proceedings and claims that arise in the ordinary course of business. There are no pending legal proceedings to which the Company is a party that management believes will have a material adverse effect on the financial position, results of operations, or cash flows of the Company (Note 10).

8.  Income Taxes

     On July 15, 1997, the Company recorded a deferred tax liability in the amount of $73,487 which represents the Predecessor Company's tax consequences of temporary differences in reporting items for financial statement and income tax purposes at the time of the Reorganization (Note 1).

     The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases, which give rise to deferred tax assets and liabilities, as of December 31 are as follows:

                                                                1998                       1999
                                                       -------------------        -------------------
Deferred income tax assets:
 Net operating loss carryforwards                              $ 1,737,863                $ 7,198,975
 Allowance for doubtful accounts                                    30,218                     90,268
 Other                                                              14,358                     29,119
                                                       -------------------        -------------------
        Total deferred income tax assets                         1,782,439                  7,318,362
Deferred income tax liabilities:
 Depreciation                                                     (191,419)                  (940,989)
 Valuation allowance                                            (1,591,020)                (6,377,373)
                                                       -------------------        -------------------
Net deferred income taxes                                      $         0                $         0
                                                       ===================        ===================

     The Company has provided a valuation allowance against its net deferred tax assets, as management has concluded that it is not likely that such assets will be realized in their entirety. The Company had approximately $19 million of federal and state net operating loss carryforwards at December 31, 1999. The net operating loss carryforwards begin to expire in the year 2017 if not previously utilized. Utilization of existing net operating loss carryforwards may be limited in future years if significant ownership changes occur.

     The components of the provision for income taxes for the years ended December 31, 1997, 1998, and 1999 are as follows:

                                                        1997                     1998                       1999
                                                  --------------           ---------------             --------------
Current                                              $       0                $         0                $         0
Deferred                                              (310,766)                (1,280,254)                (4,786,353)
Increase in valuation allowance                        310,766                  1,280,254                  4,786,353
                                                 -------------             --------------             --------------
        Total income tax benefit                     $       0                $         0                $         0
                                                 =============             ==============             ==============

     The differences between the federal statutory income tax rate and the Company's effective rate for the years ended December 31, 1997, 1998, and 1999 are as follows:

                                                              1997                   1998                    1999
                                                      -----------------       ----------------       -----------------
Federal statutory rate                                       (34)%                  (34)%                   (34)%
State income taxes, net of federal benefit                     (4)                    (4)                     (4)
Permanent differences                                           0                      0                       4
Increase in valuation allowance                                38                     38                      34
                                                      -----------              ---------              ----------
Effective rate                                                  0%                     0%                      0%
                                                      ===========              =========              ==========

9.  Acquisition

     On December 8, 1998, the Company acquired substantially all of the assets of MTS Communications (the "MTS Acquisition"), a provider of communications services in California, for total consideration of $2,574,848 consisting of $1,904,398 in cash and the assumption of certain capital lease obligations with a fair value of $670,450. The MTS Acquisition was accounted for as a purchase and the results of operations of MTS Communications have been included since the date of acquisition in the accompanying statements of operations. The purchase price was allocated as follows:

     Property and equipment                                       $2,060,000
     Tenant contracts                                                430,000
     Cost in excess of net assets acquired                            84,848
                                                              --------------
                                                                  $2,574,848
                                                              ==============

     Prior to the MTS Acquisition, the Company advanced $200,000 to MTS Communications in the form of a secured 8% promissory note to fund working capital requirements of MTS Communications. The note was due March 8, 1999 and was repaid in full.

     The following unaudited pro forma results of operations for the years ended December 31, 1997 and 1998 assumes that the MTS Acquisition occurred on January 1, 1997. The pro forma information is presented for informational purposes only and may not be indicative of the actual results had the acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

                                        1997                      1998
                               -------------------       --------------------
Revenues                               $ 2,325,428                $ 4,485,236
Net loss                                (2,006,128)                (3,874,625)
Net loss per common share              $     (0.76)               $     (1.47)

Investment in SiteConnect, Inc.


     In November 1999, the Company signed a letter of intent (the "Agreement") to acquire 254,125 shares of common stock, representing less than 20% common stock ownership, of SiteConnect, Inc. ("SiteConnect"), a Seattle-based provider of communications services, for consideration of 281,250 shares of the Company's common stock. The Agreement contains an option for the Company to purchase the remaining outstanding common stock of SiteConnect for approximately $5 million. The option is exercisable at any time prior to the first anniversary of the closing date of the initial investment. The option is payable in approximately 294,118 shares of the Company's common stock.

10.  Events Subsequent To Year-End

Stock Split

     In February 2000, a committee appointed by the Company's board of directors approved a 4.5-for-1 stock split with respect to its outstanding common stock. All shares of common stock and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

Initial Public Offering

     On February 15, 2000, the Company completed the sale to the public of 11,500,000 shares of its common stock at a per share price of $17 for net proceeds of approximately $179 million (the "IPO"). The Company may have a contingent liability arising from a possible violation of Section 5 of the Securities Act of 1933 in connection with the existence of a hyperlink on its Web site to an audio announcement regarding the IPO. The Company does not believe that the existence of this hyperlink caused a violation of the Securities Act, and if any such claim is asserted, the Company intends to contest the matter vigorously. Accordingly, the Company does not believe that its exposure, if any, resulting from the existence of this hyperlink would be material to its results of operations or financial condition.

Conversion of Preferred Stock

     Simultaneous with the closing of the Company's initial public offering and pursuant to the contractual agreements with the preferred stockholders, all shares of the Company's Preferred Stock converted into 32,815,359 shares of common stock. Pro forma stockholders' equity at December 31, 1999, after giving effect to this conversion, would be $83.6 million (unaudited). Had the conversion of the Preferred Stock occurred at the dates of its sales, net loss per share would have been $(4.64) (unaudited) for the year ended December 31, 1999.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

     We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of CYPRESS COMMUNICATIONS, INC. included in this Form 10-K and have issued our report thereon dated February 21, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 21, 2000

                          CYPRESS COMMUNICATIONS, INC.
                                   SCHEDULES

Allowance for Doubtful Accounts:


                                                            Charged to           (Writeoffs)/
                                    Beg. Balance             Expense              Recoveries            Ending Balance
                                -------------------    ------------------    ------------------     --------------------
For the Year Ended December 31,
 1997...........................     $     0                $  9,945              $       0                 $  9,945
For the Year Ended December 31,
 1998...........................     $ 9,945                $ 69,575              $       0                 $ 79,520
For the Year Ended December 31,
 1999...........................     $79,520                $395,618              $(107,333)                $367,805

     Deferred Tax Asset Valuation Allowance:


                                                            Charged to
                                    Beg. Balance             Expense              Reversals            Ending Balance
                                -------------------    ------------------    ------------------    --------------------
For the 5 1/2 ended December 31
 1997...........................    $        0              $  310,766                $0                  $  310,766
For the Year Ended December 31,
 1998...........................    $  310,766              $1,280,254                $0                  $1,591,020
For the Year Ended December 31,
 1999...........................    $1,591,202              $4,786,171                $0                  $6,377,373