Form 10-Q
period 2000-03-31
CYPRESS COMMUNICATIONS INC
filed 2000-05-15
CIK 1043892

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   _________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000


                         Commission file number 0-29281


                          CYPRESS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                                   __________


          Delaware                                           58-2330270
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)


                       Fifteen Piedmont Center, Suite 710
                               Atlanta, GA 30305
          (Address of principal executive offices, including zip code)


                                 (404) 869-2500
              (Registrant's telephone number, including area code)



                  (Former name, if changed since last report)

                                   __________


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding at April 28, 2000 was 47,317,014.

                          Cypress Communications, Inc.

                         QUARTERLY REPORT ON FORM 10-Q
                   For the Three Months Ended March 31, 2000

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements.                                               3

          Balance Sheets as of December 31, 1999 and March 31, 2000
          (Unaudited)                                                         3

          Statements of Operations (Unaudited) for the three months
          ended March 31, 1999 and 2000                                       4

          Statements of Cash Flows (Unaudited) for the three months
          ended March 31, 1999 and 2000                                       5

          Notes to Interim Financial Statements (Unaudited) March
          31, 1999 and 2000                                                   6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.        11

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.                                                 12

Item 2.   Changes in Securities and Use of Proceeds.                         12

Item 3.   Defaults Upon Senior Securities.                                   12

Item 4.   Submission of Matters to a Vote of Security Holders.               12

Item 5.   Other Information.                                                 13

Item 6.   Exhibits and Reports of Form 8-K.                                  13

Signatures                                                                   14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          CYPRESS COMMUNICATIONS, INC.

                                 BALANCE SHEETS

                                                                                       DECEMBER 31,      MARCH 31,
                                                                                           1999            2000
                                                                                       ------------    ------------
                         ASSETS                                                                        (UNAUDITED)
CURRENT ASSETS:

 Cash and cash equivalents                                                              $ 69,475,288   $ 224,344,600
 Accounts receivable, net of allowance for doubtful
  accounts of $367,805, and $329,265 in 1999 and
  2000, respectively                                                                      1,665,203        1,728,951
 Prepaid expenses and other                                                                 320,516          727,275
                                                                                       ------------    -------------
        Total current assets                                                             71,461,007      226,800,826
                                                                                       ------------    -------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $2,733,443 and $3,689,551 in 1999 and 2000 respectively                                27,028,102       35,938,603
                                                                                       ------------    -------------

OTHER ASSETS:
 Cost in excess of net assets acquired, net of
  accumulated amortization of $15,556 and $17,677 in 1999
  and 2000, respectively                                                                      75,656          73,535
 Tenant contracts, net of accumulated amortization of $262,778
  and $298,611 in 1999 and 2000, respectively                                                274,722         238,889
 Real estate access rights, net of accumulated amortization of
  $0 and $2,382,211 in 1999 and 2000, respectively                                        23,398,094     184,412,753
 Other                                                                                       617,020         644,636
                                                                                        ------------   -------------
        Total other assets                                                                24,365,492     185,369,813
                                                                                        ------------   -------------
        Total assets                                                                     $122,854,601  $ 448,109,242
                                                                                         ============  =============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                       $ 12,672,121   $   2,643,098
 Accrued expenses                                                                          2,696,133       4,810,222
 Current portion of capital lease obligations                                                217,468         213,131
                                                                                        ------------   -------------
        Total current liabilities                                                         15,585,722       7,666,451

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                               283,469         230,958
                                                                                        ------------   -------------
        Total liabilities                                                                 15,869,191       7,897,409
                                                                                        ------------   -------------
CONVERTIBLE REDEEMABLE PREFERRED STOCK:
 $.001 par value; Series A; 1,211,140 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                             6,040,856               0
 $.001 par value; Series B; 1,339,575 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                            10,705,636               0
 $.001 par value; Series B-1; 579,613 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                             4,632,137               0
 $.001 par value; Series C; 4,161,974 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                            78,899,121               0
                                                                                        ------------   -------------
        Total preferred stock                                                            100,277,750               0
                                                                                        ------------   -------------
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 58,620,758 and 150,000,000 shares authorized in 1999 and 2000, respectively; 2,759,806 and 47,313,839 shares issued and outstanding in
  1999 and 2000, respectively                                                                  2,760          47,315
 Additional paid-in capital                                                              109,339,640     388,541,336
 Warrants outstanding                                                                     23,398,094     186,794,965
 Deferred compensation                                                                   (27,124,250)    (24,833,218)
 Accumulated deficit                                                                     (98,908,584)   (110,338,565)
                                                                                        ------------   -------------
        Total stockholders' equity                                                         6,707,660     440,211,833
                                                                                        ------------   -------------
        Total liabilities and stockholders' equity                                      $122,854,601   $ 448,109,242
                                                                                        ============   =============

     The accompanying notes are an integral part of these balance sheets.

                          CYPRESS COMMUNICATIONS, INC.

                            STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                                           1999         2000
                                                       -----------   ------------
REVENUES                                               $ 1,581,197   $  2,530,680
                                                       -----------   ------------
OPERATING EXPENSES:
Cost of services                                           960,176      2,354,231
Sales and marketing, including noncash compensation
 expense of $18,473 and $272,888 in 1999 and 2000,
 respectively                                              616,910      2,425,481
General and administrative, including noncash
 compensation expense of $110,305 and $1,089,587 in
 1999 and 2000, respectively                             1,403,760      7,824,543
Amortization of real estate access rights                        0      2,382,211
Depreciation and other amortization                        385,806      1,031,512
                                                       -----------   ------------
  Total operating expenses                               3,366,652     16,017,978
                                                       -----------   ------------
OPERATING LOSS                                          (1,785,455)   (13,487,298)

INTEREST INCOME, net                                        98,353      2,057,318
                                                       -----------   ------------
LOSS BEFORE INCOME TAXES                                (1,687,102)   (11,429,980)

INCOME TAX BENEFIT                                               0              0
                                                       -----------   ------------
NET LOSS                                                (1,687,102)   (11,429,980)

NET LOSS PER COMMON SHARE:
Basic and diluted                                           $(0.64)        $(0.41)
                                                       ===========   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted                                        2,636,906     27,746,241
                                                       ===========     ==========

      The accompanying notes are an integral part of these statements.

                          CYPRESS COMMUNICATIONS, INC.

                            STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                                                       1999           2000
                                                                   -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $(1,687,102)  $(11,429,980)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and other amortization                                   385,806      3,413,723
   Amortization of deferred compensation                                 128,778      1,362,475
   Changes in operating assets and liabilities:
    Accounts receivable, net                                            (144,937)       (63,748)
    Prepaid expenses and other current assets                            (72,852)      (406,759)
    Other assets                                                         (23,664)      (127,608)
    Accounts payable and accrued expenses                                154,940      1,265,486
                                                                     -----------   ------------
    Net cash used in operating activities                             (1,259,031)    (5,986,411)
                                                                     -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                                 (1,406,797)   (19,629,701)
 Repayment of advance to MTS Communications                             200,000              0
 Other                                                                   19,400       (252,291)
                                                                    -----------   ------------
  Net cash used in investing activities                              (1,187,397)   (19,881,992)
                                                                    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                                      0        190,434
 Principal payments on capital lease obligations                        (48,734)       (56,848)
 Proceeds from initial public offering, net of offering costs                 0    180,604,129
                                                                    -----------   ------------
   Net cash (used in) provided by financing activities                  (48,734)   180,737,715
                                                                    -----------   ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (2,495,162)   154,869,312

CASH AND CASH EQUIVALENTS, beginning of year                         11,057,696     69,475,288
                                                                    -----------   ------------
CASH AND CASH EQUIVALENTS, end of year                              $ 8,562,534   $224,344,600
                                                                    ===========   ============


        The accompanying notes are an integral part of these statements.

                          CYPRESS COMMUNICATIONS, INC.

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                  (UNAUDITED)

                            MARCH 31, 1999 AND 2000


1.  Organization and Nature of Business

     Cypress Communications, Inc. ("Cypress" or the "Company") provides a full range of communications services to small and medium-sized businesses in multi-tenant office buildings. These buildings are located in major metropolitan markets throughout the United States. These communications services include high speed, dedicated Internet access and data services, local and long distance voice services, feature rich digital telephone systems, digital satellite business television, voicemail, e-mail, website hosting, security/monitoring services and other advanced communications services. The Company delivers these services over state-of-the-art fiber-optic, digital and broadband networks that Cypress designs, constructs, owns and operates inside large and medium-sized office buildings.


2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Annual Report on Form 10-K of Cypress for the year ended December 31, 1999. Operating results for the three-month period ended March 31, 2000 are not necessarily an indication of the results that may be expected for the year ended December 31, 2000.


3.  Capital Transactions

Stock Split

     In February 2000, a committee appointed by the Company's board of directors approved a 4.5-for-1 stock split with respect to its outstanding common stock. All shares of common stock and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

Initial Public Offering

     On February 15, 2000, the Company completed its initial public offering. The Company sold an aggregate of 11,500,000 shares of common stock (including 1,500,000 shares which were issued upon the exercise of the underwriters' overallotment option) at a per share price of $17.00, for an aggregate offering price of approximately $195.5 million.

     In connection with the initial public offering, the Company incurred offering expenses of approximately $15.8 million (including underwriting discounts). Approximately $0.3 million of these expenses were incurred in the fourth quarter of 1999 and the remaining $15.5 million of expenses were incurred in the first quarter of 2000. After deducting these expenses, the Company received approximately $179.7 million in net proceeds from the initial public offering. The Company intends to use the proceeds from the offering for working capital and general corporate purposes, the construction of in-building networks and the purchase of communications equipment.

Conversion of Preferred Stock

     Simultaneous with the closing of the Company's initial public offering, all outstanding shares of the Company's preferred stock automatically converted into 32,815,359 shares of common stock.


4.  Real Estate Access Rights

     In November and December 1999, the Company entered into master license agreements and stock warrant agreements with several property owners and operators. Under the terms of these agreements, the Company issued warrants to purchase up to an aggregate of approximately 11 million shares of the Company's common stock at a price of $4.22 per share. These warrants are exercisable for periods of five to ten years. The number of warrants was based on the gross leaseable area of the buildings subject to the master license agreements. The final number of warrants was determined upon the completion of a due diligence period and finalization of the building schedules in the master license agreements. Upon the completion of the due diligence period and the finalization of the building schedules, the Company recorded the fair value of the warrants as an intangible asset, real estate access rights, which is being amortized on a straight-line basis over the terms of the related license agreements, which are generally ten years. Amortization of real estate access rights was $2,382,211 for the three months ended March 31, 2000.

     As of December 31, 1999, the Company had recorded approximately $23.4 million for the fair value of warrants earned through December 31, 1999. During the three months ended March 31, 2000, the Company recorded an additional $163.4 million for the fair value of warrants earned during that period.


5.  Subsequent Events

Real Estate Access Rights

     In April 2000, the Company entered into an additional master license agreement and a stock warrant agreement with a property owner and operator. Under the terms of these agreements, the Company issued warrants to purchase up to an aggregate of 74,084 shares of the Company's common stock at an exercise price of $24.87 per share. These warrants are exercisable for a period of 10 years. The exact number of shares of common stock underlying the warrants, which is based on the gross leaseable area of the buildings set forth in the master license agreement, will be determined upon the completion of a due diligence period and the finalization of the building schedules, which is expected to be complete in June 2000. The measurement date for valuing the warrants will be the date(s) upon which the property owner and operator enters into communications license agreements with the Company. The fair market value of warrants earned will be recorded as an intangible asset, real estate access rights, and will be amortized over the terms of the related communications license agreements, which are expected to be ten years.

SiteConnect Acquisition

     In April 2000, the Company acquired all of the outstanding common stock of SiteConnect, Inc., a Seattle-based in-building communications service provider, in exchange for approximately 581,450 shares of the Company's common stock. The number of shares of the Company's common stock issued in connection with the acquisition may be increased or decreased based on certain post-closing adjustments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We provide a full range of broadband communications services to small and medium-sized businesses located in multi-tenant office buildings in major metropolitan markets in the United States. This comprehensive bundle of services currently includes high-speed dedicated Internet access, local and long distance voice services, digital telephone systems, business television, voicemail, e-mail, web hosting and other advanced services. Since the inception of our predecessor company in August 1995, our principal activities have included securing license agreements with building owners and real estate managers that enable us to install our in-building fiber-optic, digital and broadband networks, marketing our communications services to tenants and hiring qualified personnel to support our rapid growth. We began operating in-building networks in June 1996 and as of March 31, 2000, we were providing services in approximately 200 buildings representing approximately 55 million rentable square feet. To date, we have secured agreements giving us the right to operate our networks in over 800 buildings representing more than 230 million rentable square feet.

Results of Operations

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

     Revenues. Revenues for the three months ended March 31, 2000 increased 60% to $2.5 million from $1.6 million for the same period in the prior year. The increase in revenues relates to the addition of new customers and providing additional services to existing customers.

     Cost of Services. Cost of services for the three months ended March 31, 2000 increased 145% to $2.4 million from $1.0 million for the same period in the prior year. The increase in cost of services was due primarily to an increase in the number of leased facilities connecting our licensed buildings to local, long distance and Internet providers and the greater volume of voice and data traffic. As of March 31, 2000, we had networks installed in approximately 200 buildings versus approximately 50 buildings installed at March 31, 1999.

     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2000 increased 293% to $2.4 million from $0.6 million for the same period in the prior year. $1.1 million of this increase in expenses was due to an increase in the number of sales and marketing personnel and their related compensation and expenses; $0.1 million of this increase was due to increased revenue sharing payments made to property owners with whom we have license agreements; $0.3 million of this increase was due to increased promotion of our services via direct marketing and advertising in our licensed buildings and $0.3 million of this increase was due to an increase in amortization of non-cash deferred compensation expense related to the issuance of stock options at exercise prices lower than fair value on their dates of grant. We expect sales and marketing expenses to continue to grow as we hire additional personnel and incur additional expenses to market our services to potential customers.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2000 increased 457% to $7.8 million from $1.4 million for the same period in the prior year. The increase in general and administrative expenses was due to a $3.9 million increase in salaries, benefits and recruiting and training expenses related to the hiring of additional personnel, a $1.0 million increase in amortization of non-cash deferred compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant, a $0.3 million increase in travel and entertainment expenses primarily related to marketing to property owners and operators and expenses associated with personnel traveling to oversee and conduct the installation of our networks in additional buildings, a $0.2 million increase in accounting, consulting, legal and billing outsourcing fees, and a $1.0 million increase in office space rent and other growth-driven operating expenses. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

     Amortization of Real Estate Access Rights. The amortization of real estate access rights represents the amortization of the value of warrants issued to property owners or operators over the terms of the related license agreements, which are generally ten years. Amortization of these amounts began in the first quarter of 2000. See note 4 to our interim financial statements.

     Depreciation and Other Amortization. Depreciation and other amortization for the three months ended March 31, 2000 increased 167% to $1.0 million from $0.4 million for the same period in the prior year. $0.5 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment, and $0.1 million of this increase was due to depreciation of computers and other back-office equipment.

     Interest Income, net. Interest income, net for the three months ended March 31, 2000 increased to $2.0 million from $0.1 million for the same period in the prior year. The increase in interest income, net was due to interest income on short-term interest bearing investments as a result of investing the proceeds of our Series C preferred stock offering in the third quarter of 1999 and initial public stock offering of common stock in February 2000. Interest expense was nominal in both periods.

Liquidity and Capital Resources

     The results of our operations have generated a net cash outflow due to the rate at which we have grown. Cash flow from operations totaled $(1.3 million) and $(6.0 million) for the three months ended, March 31, 1999, and 2000, respectively. The expansion of our operating and administrative personnel, office space costs, and other operating expenses were the principal contributors to the increases in the net cash outflow between the periods. As we continue to expand our operations, these increases in period-over-period operating cash outflows are expected to continue.

     Cash used in investing activities was $(1.2 million) and $(19.9 million) for the three months ended March 31, 1999 and 2000, respectively. Cash used in investing activities has primarily been expended to construct our in-building networks. As of March 31, 2000, we had made capital expenditures of approximately $34.6 million since inception. We expect that capital expenditures will increase substantially in future periods as we construct our networks and purchase more communications equipment. We will continue to seek access to additional buildings. If we are successful in gaining access to additional buildings, we will have substantial needs for additional capital for an indefinite period. We also expect to have substantial and increasing negative adjusted EBITDA and net losses.

     Cash provided by financing activities was $(0.01 million) and $180.7 million and for the three months ended March 31, 1999 and 2000,respectively. Cash provided by financing activities during the three months ending March 31, 2000 was from the Company's initial public offering in which we sold 11,500,000 shares of our common stock at $17 per share, netting proceeds of approximately $180.6 million after deducting first quarter offering expenses (approximately $0.3 million of offering expenses were incurred in the fourth quarter of 1999). We intend to use the net proceeds from this offering for construction of in-building networks and the purchase of communications equipment and for implementation and modification of information support systems. The remainder of the net proceeds will be available for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. However, we currently have no material commitments or agreements with respect to any of these types of transactions.

     During the first quarter of 2000, we recorded an additional $163.4 million for warrants that were earned during the three months ended March 31, 2000, which are exercisable for an aggregate of approximately 9.5 million shares of our common stock at an exercise price of $4.22 per share. These warrants were issued to several property owners and operators in connection with their execution of master license agreements in November and December 1999. See note 4 to our interim financial statements. These master license agreements gave us the right to operate our networks in more than 600 buildings representing more than 194 million rentable square feet.

     In April 2000, the Company acquired all of the outstanding common stock of SiteConnect, Inc., a Seattle-based in-building communications service provider, in exchange for approximately 581,450 shares of the Company's common stock. The number of shares of the Company's common stock issued in connection with the acquisition may be increased or decreased based on certain post-closing adjustments.

     We are currently operational in 17 markets, and plan to expand our presence to approximately 27 markets by the end of 2000 and approximately 50 markets by the end of 2001. We estimate that this expansion will require capital expenditures of approximately $50.0 million in 2000 and approximately $90.0 million in 2001.

     We estimate that the net proceeds from our initial public offering in addition to cash on hand will be sufficient to fund operations and the projected deployment of our network through mid-2001. We do, however, expect to continue our growth, expansion and the further development of our network and services beyond that point. Accordingly, we expect that we will eventually need to arrange for additional sources of capital through the issuance of debt or equity or bank borrowings. There are no commitments for any such additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on acceptable terms and conditions. In such event, our growth could slow and operations could be adversely affected.

     The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of many factors, some of which we cannot control. These factors include:

 .  the timing of execution of license agreements;
 .  the ability to meet or exceed construction schedules;
 .  the ability to obtain favorable prices for purchases of equipment;
 .  our ability to develop, acquire and integrate the necessary operational support systems;
 .  the cost of network development in each of our markets;
 .  demand for our services;
 .  the successful deployment of new services that we may offer;
 .  the timing and extent of future acquisitions or investments, if any, and our ability to integrate these acquisitions or investments;
 .  regulatory changes; and
 .  changes in technology and competitive developments beyond our control.

Recent Accounting Pronouncements

     The Securities and Exchange Commission has released SAB No. 101, "Revenue Recognition in Financial Statements." We are reviewing our policies with respect to SAB No. 101 and do not anticipate the impact of adoption to be material.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

     This Report on Form 10-Q contains forward-looking statements, including, without limitation, statements about our plans, objectives, expectations, intentions, assumptions and prospects. You can identify forward-looking statements by the use of words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "assume" and similar expressions which predict or indicate future events and trends which do not relate to historical matters.

     You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and factors, include, without limitation, our ability to obtain additional license agreements with property owners and managers, the intense competition for our service offerings, our dependence on growth in demand for our services, our ability to manage the growth of our operations and our ability to raise additional capital. In addition, the factors described under "Risk Factors That May Affect Future Results" in our Annual Report on Form

10-K for the year ended December 31, 1999 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not undertake to update these forward-looking statements to reflect future events or developments.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. We typically do not attempt to reduce or hedge the market exposure on our investment securities because our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of our investments. As of March 31, 2000, we had no debt outstanding, other than capital leases.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business.


Item 2.  Changes in Securities and Use of Proceeds.

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

     The shares of common stock sold in the initial public offering (including 1,500,000 shares which were issued upon the exercise of the underwriters' overallotment option) were offered for sale by a syndicate of underwriters represented by Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation and J.C. Bradford & Co.

     We registered an aggregate of 11,500,000 shares of common stock (including 1,500,000 shares which were issued upon the exercise of the underwriters' overallotment option) for sale in the initial public offering at a per share price of $17.00, for an aggregate offering price of approximately $195.5 million.

     We incurred the following expenses in connection with the initial public offering:


Underwriting discounts and commissions of approximately:           $13,685,000
Other expenses of approximately:                                   $ 2,108,000
                                                                ---------------


Total expenses of approximately:                                   $15,793,000
                                                                ===============


     No payments were made to (i) any of our directors, officers, general partners or associates, (ii) any person(s) owning 10% or more of our common stock, or (iii) any of our affiliates.

     After deducting the expenses set forth above, we received approximately $179.7 million in net proceeds from the initial public offering. We have not yet used any of the net proceeds from the initial public offering. The net proceeds have been invested in cash, cash equivalents and short-term investments. Consistent with the description of the use of proceeds set forth in the prospectus contained in the Registration Statement, we intend to use the proceeds from the offering for working capital and general corporate purposes, the construction of in-building networks and the purchase of communications equipment.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     On February 8, 2000, our stockholders, in connection with our initial public offering, approved the filing of the Second Amended and Restated Certificate of Incorporation by written consent in lieu of a special meeting. On the date of such consent there were 35,791,124 shares of common stock outstanding, and stockholders holding 35,791,124 shares of common stock executed such consent, representing 100.0% of the then outstanding shares of common stock.


Item 5.  Other Information.

       None.


Item 6.  Exhibits and Reports on Form 8-K.


       (a)  Exhibits

27.1  Financial Data Schedule


       (b)  Reports on Form 8-K

There were no reports filed by the Company on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYPRESS COMMUNICATIONS, INC.



Date:  May 15, 2000                     By:  /s/ Barry L. Boniface
                                           ----------------------------
                                           Barry L. Boniface
                                           Vice President, Chief Financial
                                           Officer and Treasurer