Form 10-Q
period 2000-06-30
CYPRESS COMMUNICATIONS INC
filed 2000-08-14
CIK 1043892

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  __________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2000


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


                      Fifteen Piedmont Center, Suite 100
                               Atlanta, GA 30305
         (Address of principal executive offices, including zip code)


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

The number of shares of common stock outstanding at July 31, 2000 was 47,973,316.

                         Cypress Communications, Inc.

                         QUARTERLY REPORT ON FORM 10-Q
                   For the Three Months Ended June 30, 2000

                               TABLE OF CONTENTS


                                                                      Page
                                                                      ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                          3

         Balance Sheets as of December 31, 1999 and June 30, 2000
         (Unaudited)                                                    3

         Statements of Operations (Unaudited) for the three
         months ended June 30, 1999 and 2000                            4

         Statements of Operations (Unaudited) for the six months
         ended June 30, 1999 and 2000                                   5

         Statements of Cash Flows (Unaudited) for the six months
         ended June 30, 1999 and 2000                                   6

         Notes to Interim Financial Statements (Unaudited) for
         the six months ended June 30, 1999 and 2000                    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation.                                     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.   14


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                            15

Item 2.  Changes in Securities and Use of Proceeds.                    15

Item 3.  Defaults Upon Senior Securities.                              15

Item 4.  Submission of Matters to a Vote of Security Holders.          15

Item 5.  Other Information.                                            16

Item 6.  Exhibits and Reports on Form 8-K.                             16

Signatures                                                             17

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                        DECEMBER 31,     JUNE 30,
                                                                                           1999            2000
                                                                                        ------------    ------------
                         ASSETS                                                                         (UNAUDITED)
CURRENT ASSETS:

 Cash and cash equivalents                                                              $ 69,475,288    $ 94,590,674
 Short-term investments                                                                            0      76,501,537
 Accounts receivable, net of allowance for doubtful
  accounts of $367,805, and $250,000 in 1999 and
  2000, respectively                                                                       1,665,203       2,363,027
 Prepaid expenses and other                                                                  320,516       1,272,715
                                                                                        ------------    ------------
        Total current assets                                                              71,461,007     174,727,953
                                                                                        ------------    ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $2,733,443 and $5,462,579 in 1999 and 2000, respectively                                27,028,102      73,770,874
                                                                                        ------------    ------------

OTHER ASSETS:
 Other intangible assets, net                                                                350,378       7,232,539
 Real estate access rights, net                                                           23,398,094     178,018,568
 Other                                                                                       617,020       1,440,946
                                                                                        ------------    ------------
        Total other assets                                                                24,365,492     186,692,053
                                                                                        ------------    ------------
        Total assets                                                                    $122,854,601    $435,190,880
                                                                                        ============    ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                       $ 12,672,121   $   1,423,408
 Accrued expenses                                                                          2,696,133       8,661,763
 Current portion of capital lease obligations                                                217,468         247,164
                                                                                        ------------   -------------
        Total current liabilities                                                         15,585,722      10,332,335

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                               283,469         245,850
                                                                                        ------------   -------------
        Total liabilities                                                                 15,869,191      10,578,185
                                                                                        ------------   -------------
CONVERTIBLE REDEEMABLE PREFERRED STOCK:
 $.001 par value; Series A; 1,211,140 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                             6,040,856               0
 $.001 par value; Series B; 1,339,575 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                            10,705,636               0
 $.001 par value; Series B-1; 579,613 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                             4,632,137               0
 $.001 par value; Series C; 4,161,974 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                            78,899,121               0
                                                                                        ------------   -------------
        Total preferred stock                                                            100,277,750               0
                                                                                        ------------   -------------

STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 58,620,758 and 150,000,000 shares authorized in 1999 and 2000, respectively; 2,759,806 and 47,935,840 shares issued and outstanding in
  1999 and 2000, respectively                                                                  2,760          47,936
 Additional paid-in capital                                                              109,339,640     399,090,914
 Warrants outstanding                                                                     23,398,094     185,210,351
 Deferred compensation                                                                   (27,124,250)    (26,211,506)
 Unrealized gain on investments                                                                    0         611,177
 Accumulated deficit                                                                     (98,908,584)   (134,136,177)
                                                                                        ------------   -------------
        Total stockholders' equity                                                         6,707,660     424,612,695
                                                                                        ------------   -------------
        Total liabilities and stockholders' equity                                      $122,854,601   $ 435,190,880
                                                                                        ============   =============




      The accompanying notes are an integral part of these balance sheets.

                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 2000



                                                           1999           2000
                                                        -----------   ------------
REVENUES                                                $ 1,711,816   $  3,309,669
                                                        -----------   ------------
OPERATING EXPENSES:
 Cost of services                                         1,023,905      3,551,394
 Sales and marketing, including noncash compensation
  expense of $55,456 and $263,374 in 1999 and 2000,
  respectively                                              900,514      5,525,343
 General and administrative, including noncash
  compensation expense of $183,099 and $1,353,222 in
  1999 and 2000, respectively                             1,999,713     14,177,012
 Amortization of real estate access rights                        0      4,669,874
 Depreciation and other amortization                        453,265      1,785,039
                                                        -----------   ------------
        Total operating expenses                          4,377,397     29,708,662
                                                        -----------   ------------
OPERATING LOSS                                           (2,665,581)   (26,398,993)

INTEREST INCOME, net                                         62,748      2,601,380
                                                        -----------   ------------
LOSS BEFORE INCOME TAXES                                 (2,602,833)   (23,797,613)

INCOME TAX BENEFIT                                                0              0
                                                        -----------   ------------
NET LOSS                                                 (2,602,833)   (23,797,613)

NET LOSS PER COMMON SHARE:
 Basic and diluted                                      $     (0.99)  $      (0.50)
                                                        ===========   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic and diluted
                                                          2,636,906     47,778,864
                                                        ===========   ============


        The accompanying notes are an integral part of these statements.

                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000



                                                           1999         2000
                                                       -----------   ------------
REVENUES                                               $ 3,293,013   $  5,840,349
                                                       -----------   ------------
OPERATING EXPENSES:
 Cost of services                                        1,984,081      5,905,625
 Sales and marketing, including noncash compensation
  expense of $73,929 and $536,262 in 1999 and 2000,
  respectively                                           1,517,424      7,950,824
 General and administrative, including noncash
  compensation expense of $293,404 and $2,442,809 in
  1999 and 2000, respectively                            3,403,473     22,001,555
 Amortization of real estate access rights                       0      7,052,085
 Depreciation and other amortization                       839,071      2,816,551
                                                       -----------   ------------
     Total operating expenses                            7,744,049     45,726,640
                                                       -----------   ------------
OPERATING LOSS                                          (4,451,036)   (39,886,291)

INTEREST INCOME, net                                       161,101      4,658,698
                                                       -----------   ------------
LOSS BEFORE INCOME TAXES                                (4,289,935)   (35,227,593)

INCOME TAX BENEFIT                                               0              0
                                                       -----------   ------------
NET LOSS                                                (4,289,935)   (35,227,593)

NET LOSS PER COMMON SHARE:
 Basic and diluted                                     $     (1.63)  $      (0.93)
                                                       ===========   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic and diluted                                       2,636,906     37,762,552
                                                       ===========   ============


        The accompanying notes are an integral part of these statements.

                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000



                                                                      1999           2000
                                                                   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(4,289,935)  $ (35,227,593)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and other amortization                                839,071       9,868,636
    Amortization of deferred compensation                              367,373       2,764,404
    Noncash recruiting expense                                               0         214,667
    Changes in operating assets and liabilities:
      Accounts receivable, net                                        (295,754)       (540,089)
      Prepaid expenses and other current assets                         21,821        (952,199)
      Other assets                                                    (151,089)       (928,727)
      Accounts payable and accrued expenses                             28,429       2,812,669
                                                                   -----------   -------------
      Net cash used in operating activities                         (3,480,124)    (21,988,232)
                                                                   -----------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (3,240,650)    (57,032,904)
  Cash acquired in acquisitions                                              0         295,487
  Purchase of short-term investments                                         0     (75,890,360)
  Other                                                                219,400        (252,291)
                                                                   -----------   -------------
     Net cash used in investing activities                          (3,021,250)   (132,880,068)
                                                                   -----------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                    0         209,040
  Principal payments on capital lease obligations                     (101,438)       (133,521)
  Proceeds from initial public offering, net of offering costs               0     179,908,167
                                                                   -----------   -------------
     Net cash (used in) provided by financing activities              (101,438)    179,983,686
                                                                   -----------   -------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (6,062,812)     25,115,386

CASH AND CASH EQUIVALENTS, beginning of year                        11,057,696      69,475,288
                                                                   -----------   -------------
CASH AND CASH EQUIVALENTS, end of year                             $ 4,454,884   $  94,590,674
                                                                   ===========   =============
SUPPLEMENTAL NON-CASH DISCLOSURES:
  Common stock issued to acquire SiteConnect                       $         0   $   7,908,266
                                                                   ===========   =============




        The accompanying notes are an integral part of these statements.

                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                  (UNAUDITED)

                             JUNE 30, 1999 AND 2000


1.  Organization and Nature of Business

     Cypress Communications, Inc. and its subsidiaries ("Cypress" or the "Company") provide a full range of communications services to small- and medium-sized businesses in multi-tenant office buildings. These buildings are located in major metropolitan markets throughout the United States. These communications services include high speed, dedicated Internet access and data services, local and long distance voice services, feature rich digital telephone systems, digital satellite business television, voicemail, e-mail, website hosting, security/monitoring services and other advanced communications services. The Company delivers these services over state-of-the-art fiber-optic, digital and broadband networks that Cypress designs, constructs, owns and operates inside large- and medium-sized office buildings.


2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Annual Report on Form 10-K of Cypress for the year ended December 31, 1999. Operating results for the six-month period ended June 30, 2000 are not necessarily an indication of the results that may be expected for the year ended December 31, 2000.


3.  Capital Transactions

Stock Split

     In February 2000, a committee appointed by the Company's board of directors approved a 4.5-for-1 stock split with respect to its outstanding common stock. All shares of common stock and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

Initial Public Offering

     On February 15, 2000, the Company completed its initial public offering. The Company sold an aggregate of 11,500,000 shares of common stock (including 1,500,000 shares which were issued upon the exercise of the underwriters' overallotment option) at a per share price of $17.00, for an aggregate offering price of approximately $195.5 million. After deducting offering expenses, the Company received approximately $179.6 million in net proceeds from the initial public offering. The Company is using the proceeds from the offering for the construction of in-building networks, the purchase of communications equipment and working capital and general corporate purposes.

Conversion of Preferred Stock

     Simultaneous with the closing of the Company's initial public offering, all outstanding shares of the Company's preferred stock automatically converted into 32,815,359 shares of common stock.

New Executive Compensation

     In connection with executive compensation arrangements for the Company's new CEO, the Company issued an option to acquire 1,000,000 shares of common stock with an exercise price of $6 per share, the fair market value of the Company's common stock on the date of grant. These options vest 25% per year over a four-year period beginning on the first anniversary of the option grant date. Additionally, the Company granted the new CEO 500,000 shares of restricted common stock and, in connection therewith, recorded deferred compensation expense of $3 million, which is being amortized over the five-year vesting period. The Company also recorded certain non-recurring charges of approximately $1.4 million in the three months ended June 30, 2000 related to the recruitment of the new CEO.


4.  Acquisition of SiteConnect

     In April 2000, the Company acquired all of the outstanding common stock of SiteConnect, Inc. ("SiteConnect"), a Seattle-based in-building communications service provider, in exchange for an aggregate of 635,654 shares of the Company's common stock, of which 37,269 shares are being held in escrow until April 2001. The acquisition was accounted for as a purchase, and accordingly, the results of operations of SiteConnect have been included since the date of acquisition in the accompanying statements of operations. The preliminary allocation of the purchase price was as follows:

     Current assets                             491,375
     Property and equipment                     601,675
     Intangible assets
       Buildings                              1,470,000
       Customers                                219,000
       Workforce                                286,000
       Goodwill                               5,120,975
     Current liabilities                       (280,759)
                                             ----------
          Total                              $7,908,266

     The useful lives of the intangible assets acquired from SiteConnect are as follows:

     Buildings                               10 years
     Customers                                3 years
     Workforce                                3 years
     Goodwill                                10 years


5.  Real Estate Access Rights

     In November and December 1999, the Company entered into master license agreements and stock warrant agreements with several property owners and operators. Under the terms of these agreements, the Company issued warrants to purchase up to an aggregate of approximately 11 million shares of the Company's common stock at a price of $4.22 per share. These warrants are exercisable for periods of five to ten years. The number of warrants was based on the gross leaseable area of the buildings subject to the master license agreements. Upon the completion of the due diligence period and the finalization of the building schedules in the master license agreements, the Company recorded the fair value of the warrants as an intangible asset, real estate access rights, which is being amortized on a straight-line basis over the terms of the related license agreements, which are generally ten years. Amortization of real estate access rights was $4,669,874 for the three months ended June 30, 2000 and $7,052,085 for the six months ended June 30, 2000.

     As of December 31, 1999, the Company had recorded approximately $23.4 million for the fair value of warrants earned through December 31, 1999. During the six months ended June 30, 2000, the Company recorded an additional $162 million for the fair value of warrants earned during that period.

     During the three months ended June 30, 2000, the Company entered into additional master license and stock warrant agreements with four property owners and operators. Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of 642,093 shares of the Company's common stock at a weighted average exercise price of $11.11 per share. These warrants are exercisable for a period of 10 years. The exact number of shares of common stock underlying the warrants, which is based on the gross leaseable area of the buildings set forth in the master license agreements, will be determined upon the completion of a due diligence period and the finalization of the building schedules, which is expected to be complete in the third quarter of 2000. The measurement date for valuing the warrants will be the date(s) upon which the property owners and operators enter into communications license agreements with the Company. The fair market value of warrants earned will be recorded as real estate access rights and will be amortized over the terms of the related communications license agreements, which are expected to be ten years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We provide a full range of broadband communications services to small- and medium-sized businesses located in multi-tenant office buildings in major metropolitan markets in the United States. This comprehensive bundle of services currently includes high-speed dedicated Internet access, local and long distance voice services, digital telephone systems, business television, voicemail, e-mail, web hosting and other advanced services. Since the inception of our predecessor company in August 1995, our principal activities have included securing license agreements with building owners and real estate managers that enable us to install our in-building fiber-optic, digital and broadband networks, marketing our communications services to tenants and hiring qualified personnel to support our rapid growth. We began operating in-building networks in June 1996 and as of June 30, 2000, we were providing services in approximately 340 buildings representing approximately 103 million rentable square feet. To date, we have secured agreements giving us the right to operate our networks in over 1,000 buildings representing more than 270 million rentable square feet.

Results of Operations

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999

     Revenues. Revenues for the three months ended June 30, 2000 increased 93% to $3.3 million from $1.7 million for the same period in the prior year. The increase in revenues relates to the addition of new customers, providing additional services to existing customers, and revenues attributable to the acquisition of SiteConnect (see Note 4 to our interim financial statements).

     Cost of Services. Cost of services for the three months ended June 30, 2000 increased 247% to $3.6 million from $1.0 million for the same period in the prior year. The increase in cost of services was due primarily to an increase in the number of leased facilities (including those obtained with the acquisition of SiteConnect) connecting our licensed buildings to local, long distance and Internet providers and the greater volume of voice and data traffic. As of June 30, 2000, we had networks installed in approximately 340 buildings versus approximately 70 buildings installed at June 30, 1999.

     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2000 increased 514% to $5.5 million from $0.9 million for the same period in the prior year. The increase in sales and marketing expenses was due to a $2.5 million increase in salaries, benefits, and recruiting and training expenses related to the hiring of additional personnel, a $1.7 million increase in marketing expense due to increased promotion of our services via our national advertising campaign and direct marketing and advertising in our licensed buildings, a $0.2 million increase in revenue sharing payments made to property owners with whom we have license agreements, and a $0.2 million increase in amortization of non-cash deferred compensation expense related to the issuance in prior periods of stock options at exercise prices lower than fair value on their dates of grant. We expect sales and marketing expenses to continue to grow as we hire additional personnel and incur additional expenses to market our services to potential customers.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2000 increased 609% to $14.2 million from $2.0 million for the same period in the prior year. The increase in general and administrative expenses was due to a $7.8 million increase in salaries, benefits, recruiting and training expenses related to the hiring of additional personnel (including $1.4 million in non-recurring charges related to the recruitment and hiring of our new CEO), a $1.2 million increase in amortization of non-cash deferred compensation related to the issuance in prior periods of stock options at exercise prices lower than fair value on their dates of grant, a $1.0 million increase in travel and entertainment expenses primarily associated with personnel traveling to oversee and conduct the installation of our networks in additional buildings, a $0.7 million increase in accounting, consulting, legal and billing outsourcing fees, and a $1.5 million increase in office space rent and other growth-driven operating expenses. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

     Amortization of Real Estate Access Rights. The amortization of real estate access rights represents the amortization of the fair value of warrants issued to property owners or operators over the terms of the related license agreements, which are generally ten years. Amortization of these amounts began in the first quarter of 2000 (see note 5 to our interim financial statements).

     Depreciation and Other Amortization. Depreciation and other amortization for the three months ended June 30, 2000 increased 294% to $1.8 million from $0.5 million for the same period in the prior year. $0.9 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment, $0.3 million of this increase was due to depreciation of computers and other back-office equipment, and $0.1 million of this increase was due to amortization of other intangible assets.

     Interest Income, net. Interest income, net for the three months ended June 30, 2000 increased to $2.6 million from $0.06 million for the same period in the prior year. The increase in interest income, net was due to interest income on short-term interest bearing investments as a result of investing the proceeds of our Series C preferred stock offering in the fourth quarter of 1999 and the proceeds of our initial public stock offering of common stock in February 2000. Interest expense was nominal in both periods.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

     Revenues. Revenues for the six months ended June 30, 2000 increased 77% to $5.8 million from $3.3 million for the same period in the prior year. The increase in revenues relates to the addition of new customers, providing additional services to existing customers, and revenues attributable to the acquisition of SiteConnect (see Note 4 to our interim financial statements).

     Cost of Services. Cost of services for the six months ended June 30, 2000 increased 198% to $5.9 million from $2.0 million for the same period in the prior year. The increase in cost of services was due primarily to an increase in the number of leased facilities (including those obtained with the acquisition of SiteConnect) connecting our licensed buildings to local, long distance and Internet providers and the greater volume of voice and data traffic. As of June 30, 2000, we had networks installed in approximately 340 buildings versus approximately 70 buildings installed at June 30, 1999.

     Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2000 increased 424% to $8.0 million from $1.5 million for the same period in the prior year. The increase in sales and marketing expenses was due to a $3.7 million increase in salaries, benefits, and recruiting and training expenses related to the hiring of additional personnel, a $2.0 million increase in marketing expense due to increased promotion of our services via our national advertising campaign and direct marketing and advertising in our licensed buildings, a $0.3 million increase in revenue sharing payments made to property owners with whom we have license agreements, and a $0.5 million increase in amortization of non-cash deferred compensation expense related to the issuance in prior periods of stock options at exercise prices lower than fair value on their dates of grant. We expect sales and marketing expenses to continue to grow as we hire additional personnel and incur additional expenses to market our services to potential customers.

     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2000 increased 546% to $22.0 million from $3.4 million for the same period in the prior year. The increase in general and administrative expenses was due to a $11.6 million increase in salaries, benefits, recruiting and training expenses related to the hiring of additional personnel (including $1.4 million in non-recurring charges related to the recruitment and hiring of our new CEO), a $2.1 million increase in amortization of non-cash deferred compensation related to the issuance in prior periods of stock options at exercise prices lower than fair value on their dates of grant, a $1.4 million increase in travel and entertainment expenses primarily associated with personnel traveling to oversee and conduct the installation of our networks in additional buildings, a $0.9 million increase in accounting, consulting, legal and billing outsourcing fees, and a $2.6 million increase in office space rent and other growth-driven operating expenses. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

     Amortization of Real Estate Access Rights. The amortization of real estate access rights represents the amortization of the fair value of warrants issued to property owners or operators over the terms of the related license agreements, which are generally ten years. Amortization of these amounts began in the first quarter of 2000 (see note 5 to our interim financial statements).

     Depreciation and Other Amortization. Depreciation and other amortization for the six months ended June 30, 2000 increased 236% to $2.8 million from $0.8 million for the same period in the prior year. $1.4 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment, $0.5 million of this increase was due to depreciation of computers and other back-office equipment, and $0.1 million of this increase was due to amortization of other intangible assets.

     Interest Income, net. Interest income, net for the six months ended June 30, 2000 increased to $4.7 million from $0.2 million for the same period in the prior year. The increase in interest income, net was due to interest income on short-term interest bearing investments as a result of investing the proceeds of our Series C preferred stock offering in the fourth quarter of 1999 and initial public stock offering of common stock in February 2000. Interest expense was nominal in both periods.

Liquidity and Capital Resources

     The results of our operations have generated a net cash outflow due to the rate at which we have grown. Cash flow from operations totaled $(3.5 million) and $(22.0 million) for the six months ended, June 30, 1999, and 2000, respectively. The expansion of our operating, sales and marketing, and administrative personnel, the growth of our leased network, advertising and promotional expense, office space costs, and other growth-driven operating expenses were the principal contributors to the increases in the net cash outflow between the periods. As we continue to expand our operations, these increases in period-over-period operating cash outflows are expected to continue.

     Cash used in investing activities was $(3.0 million) and $(132.9 million) for the six months ended June 30, 1999 and 2000, respectively. Cash used in investing activities has primarily been expended to construct our in-building networks. As of June 30, 2000, we had made capital expenditures of approximately $79.2 million since inception. Of the $132.9 million used in investing activities for the six months ended June 30, 2000, $75.9 million represents the purchase of highly-liquid, short-term investments. We expect that capital expenditures will increase substantially in future periods as we construct our networks and purchase more communications equipment. We will continue to seek access to additional buildings. If we are successful in gaining access to additional buildings, we will have substantial needs for additional capital for an indefinite period. We also expect to have substantial and increasing negative adjusted EBITDA and net losses.

     Cash provided by financing activities was $(0.1) million and $180.0 million for the six months ended June 30, 1999 and 2000,respectively. Cash provided by financing activities during the six months ending June 30, 2000 was primarily from the Company's initial public offering in which we sold 11,500,000 shares of our common stock at $17 per share, netting proceeds of approximately $179.6 million. We are using the net proceeds from this offering for construction of in-building networks and the purchase of communications equipment and for implementation and modification of information support systems. The remainder of the net proceeds are currently invested in short-terms investments and are available for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products.

However, we currently have no material commitments or agreements with respect to any of these types of transactions.

     During the six months ended June 30, 2000, we recorded an additional $162 million of real estate access rights for warrants that were earned during that period, which are exercisable for an aggregate of approximately 9.5 million shares of our common stock at an exercise price of $4.22 per share. These warrants were issued to several property owners and operators in connection with their execution of master license agreements in November and December 1999 (see note 4 to our interim financial statements). These master license agreements gave us the right to operate our networks in more than 600 buildings representing more than 194 million rentable square feet.

     In April 2000, the Company acquired all of the outstanding common stock of SiteConnect, Inc., a Seattle-based in-building communications service provider, in exchange for 635,654 shares of the Company's common stock of which 37,269 shares are being held in escrow until April 2001.

     We are currently operational in 23 markets, and plan to expand our presence to approximately 40 markets by the end of 2000 and approximately 50 markets by the end of 2001. We estimate that this expansion will require capital expenditures of approximately $75.0 million in 2000 and approximately $90.0 million in 2001.

     We estimate that the net proceeds from our initial public offering will be sufficient to fund operations and the projected deployment of our network through mid-2001. We do, however, expect to continue our growth, expansion and the further development of our network and services beyond that point. Accordingly, we expect that we will eventually need to arrange for additional sources of capital through the issuance of debt or equity or bank borrowings. There are no commitments for any such additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on acceptable terms and conditions. In such event, our growth could slow and operations could be adversely affected.

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

     You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and factors, include, without limitation, our ability to obtain additional license agreements with property owners and managers, the intense competition for our service offerings, our dependence on growth in demand for our services, our ability to manage growth of our operations and our ability to raise additional capital. In addition, the factors described under "Risk Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 1999 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not undertake to update these forward-looking statements to reflect future events or developments.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. We typically do not attempt to reduce or hedge the market exposure on our investment securities because our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of our investments. As of June 30, 2000, we had no debt outstanding, other than capital leases.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business.


Item 2.  Changes in Securities and Use of Proceeds.

     In April 2000, we acquired all of the outstanding common stock of SiteConnect, a Seattle-based in-building communications service provider, in exchange for an aggregate of 635,654 shares of our common stock, of which 37,269 shares are being held in escrow until April 2001. The shares of our stock were acquired by SiteConnect's shareholders in exchange for their ownership interests in SiteConnect. The sale and issuance of our securities was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     On April 3, 2000, we issued warrants to purchase up to an aggregate of 74,084 shares of common stock to Boxer Property Management Corporation at an exercise price of $24.87 per share. The sale and issuance of these securities was exempt from registration under the Securities Act, pursuant to section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     On May 31, 2000, we issued warrants to purchase up to an aggregate of 116,667 shares of common stock to Heidrick and Struggles Inc., at an exercise price of $11 per share. The sale and issuance of these securities was exempt from registration under the Securities Act, pursuant to section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     On June 2, 2000, we issued warrants to purchase up to an aggregate of 146,076 shares of common stock to BGK Equities II, LLC at an exercise price of $10.19 per share. The sale and issuance of these securities was exempt from registration under the Securities Act, pursuant to section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     On June 23, 2000, we issued warrants to purchase up to an aggregate of 140,385 shares of common stock to Charles E. Smith Real Estate Services L.P. at an exercise price of $8.96 per share. The sale and issuance of these securities was exempt from registration under the Securities Act, pursuant to section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     On June 29, 2000, we issued warrants to purchase up to an aggregate of 281,548 shares of common stock to The Prudential Insurance Company of America at an exercise price of $9.05 per share. The sale and issuance of these securities was exempt from registration under the Securities Act, pursuant to section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     Consistent with the description of the use of proceeds set forth in the prospectus contained in the Registration Statement, during the second quarter of 2000 we used approximately $10 million in proceeds from the initial public offering for the construction of in-building networks, the purchase of communications equipment and working capital and general corporate purposes.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.


Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits

10.1 Employment Agreement, by and between Cypress Communications, Inc. and W. Frank Blount, dated as of May 31, 2000.
27.1 Financial Data Schedule


     (b)  Reports on Form 8-K

There were no reports filed by the Company on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CYPRESS COMMUNICATIONS, INC.



Date:  August 14, 2000          By: /s/ Barry L. Boniface
                                    -------------------------------
                                    Barry L. Boniface
                                    Vice President, Chief Financial
                                    Officer and Treasurer