Form 10-Q
period 2000-09-30
CYPRESS COMMUNICATIONS INC
filed 2000-11-14
CIK 1043892

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   __________

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000


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

The number of shares of common stock outstanding at November 9, 2000 was 48,475,566.

                 Cypress Communications, Inc. and Subsidiaries

                         QUARTERLY REPORT ON FORM 10-Q
                 For the Three Months Ended September 30, 2000

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.                                               3

          Balance Sheets as of December 31, 1999 and September 30, 2000
          (Unaudited)                                                         3

          Statements of Operations (Unaudited) for the three months
          ended September 30, 1999 and 2000                                   4

          Statements of Operations (Unaudited) for the nine months
          ended September 30, 1999 and 2000                                   5

          Statements of Cash Flows (Unaudited) for the nine months
          ended September 30, 1999 and 2000                                   6

          Notes to Interim Financial Statements (Unaudited) for
          the nine months ended September 30, 1999 and 2000                   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.        14

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.                                             15

Item 2.       Changes in Securities and Use of Proceeds.                     15

Item 3.       Defaults Upon Senior Securities.                               15

Item 4.       Submission of Matters to a Vote of Security Holders.           15

Item 5.       Other Information.                                             15

Item 6.       Exhibits and Reports on Form 8-K.                              15

Signatures                                                                   17

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                                         DECEMBER 31,   SEPTEMBER 30,
                                                                                            1999            2000
                                                                                        ------------    ------------
                         ASSETS                                                                         (UNAUDITED)
CURRENT ASSETS:

 Cash and cash equivalents                                                              $ 69,475,288    $ 53,536,627
 Short-term investments                                                                            0      77,723,231
 Accounts receivable, net of allowance for doubtful
  accounts of $367,805, and $300,000 in 1999 and
  2000, respectively                                                                       1,665,203       2,714,503
 Other accounts receivable                                                                         0       1,400,000
 Prepaid expenses and other                                                                  320,516       1,250,642
                                                                                        ------------    ------------
        Total current assets                                                              71,461,007     136,625,003
                                                                                        ------------    ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $2,733,443 and $8,181,870 in 1999 and 2000, respectively                                27,028,102      89,859,112
                                                                                        ------------    ------------

OTHER ASSETS:
 Real estate access rights, net                                                           23,398,094     174,056,995
 Other intangible assets, net                                                                350,378       6,987,726
 Other                                                                                       617,020       2,072,634
                                                                                        ------------    ------------
        Total other assets                                                                24,365,492     183,117,355
                                                                                        ------------    ------------
        Total assets                                                                    $122,854,601    $409,601,470
                                                                                        ============    ============

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                       $ 12,672,121    $   566,504
 Accrued expenses                                                                          2,696,133      6,478,695
 Current portion of capital lease obligations                                                217,468        243,313
                                                                                        ------------   ------------
        Total current liabilities                                                         15,585,722      7,288,512

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                               283,469        279,449
                                                                                        ------------   ------------
        Total liabilities                                                                 15,869,191      7,567,961
                                                                                        ------------   ------------
MINORITY INTEREST                                                                                  0      2,265,803

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
 $.001 par value; Series A; 1,211,140 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                             6,040,856              0
 $.001 par value; Series B; 1,339,575 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                            10,705,636              0
 $.001 par value; Series B-1; 579,613 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                             4,632,137              0
 $.001 par value; Series C; 4,161,974 and 0 shares issued and outstanding in
   1999 and 2000, respectively                                                            78,899,121              0
                                                                                        ------------   ------------
        Total preferred stock                                                            100,277,750              0
                                                                                        ------------   ------------
STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 58,620,758 and 150,000,000 shares authorized in 1999 and 2000, respectively; 2,759,806 and 47,937,397 shares issued and outstanding in
  1999 and 2000, respectively                                                                  2,760         47,937
 Additional paid-in capital                                                              109,339,640    398,534,172
 Warrants outstanding                                                                     23,398,094    185,883,873
 Deferred compensation                                                                   (27,124,250)   (24,275,190)
 Other comprehensive income                                                                        0        457,962
 Accumulated deficit                                                                     (98,908,584)  (160,881,048)
                                                                                        ------------   ------------
        Total stockholders' equity                                                         6,707,660    399,767,706
                                                                                        ------------   ------------
        Total liabilities and stockholders' equity                                      $122,854,601   $409,601,470
                                                                                        ============   ============




      The accompanying notes are an integral part of these consolidated balance sheets.

                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000



                                                           1999           2000
                                                        -----------   ------------

REVENUES                                                $ 1,934,714   $  3,589,312
                                                        -----------   ------------
OPERATING EXPENSES:
 Cost of services                                         1,264,296      5,053,123
 Sales and marketing, including noncash compensation
  expense of $74,862 and $163,756 in 1999 and 2000,
  respectively                                            1,070,410      5,201,491
 General and administrative, including noncash
  compensation expense of $204,502 and $1,214,135 in
  1999 and 2000, respectively                             2,716,464     15,300,868
 Amortization of real estate access rights                        0      4,624,892
 Depreciation and other amortization                        574,835      3,000,249
                                                        -----------   ------------
        Total operating expenses                          5,626,005     33,180,623
                                                        -----------   ------------
OPERATING LOSS                                           (3,691,291)   (29,591,311)

INTEREST INCOME, net                                          7,019      2,709,766
MINORITY INTEREST IN LOSS                                         0        136,674
                                                        -----------   ------------
LOSS BEFORE INCOME TAXES                                 (3,684,272)   (26,744,871)

INCOME TAX BENEFIT                                                0              0
                                                        -----------   ------------
NET LOSS                                                 (3,684,272)   (26,744,871)

NET LOSS PER COMMON SHARE:
 Basic and diluted                                           $(1.40)        $(0.56)
                                                        ===========   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted                                         2,636,906     47,936,584
                                                        ===========   ============



             The accompanying notes are an integral part of these
                           consolidated statements.

                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                                           1999          2000
                                                       -----------   ------------
REVENUES                                               $ 5,227,727   $  9,429,661
                                                       -----------   ------------
OPERATING EXPENSES:
 Cost of services                                        3,248,377     10,958,748
 Sales and marketing, including noncash compensation
  expense of $148,791 and $700,018 in 1999 and 2000,
  respectively                                           2,587,834     13,152,315
  General and administrative, including noncash
  compensation expense of $497,906 and $3,656,944 in
  1999 and 2000, respectively                            6,119,937     37,302,423
 Amortization of real estate access rights                       0     11,676,977
 Depreciation and other amortization                     1,413,906      5,816,800
                                                       -----------   ------------
        Total operating expenses                        13,370,054     78,907,263
                                                       -----------   ------------
OPERATING LOSS                                          (8,142,327)   (69,477,602)

INTEREST INCOME, net                                       168,120      7,368,464
MINORITY INTEREST IN LOSS                                        0        136,674
                                                       -----------   ------------
LOSS BEFORE INCOME TAXES                                (7,974,207)   (61,972,464)

INCOME TAX BENEFIT                                               0              0
                                                       -----------   ------------
NET LOSS                                                (7,974,207)   (61,972,464)

NET LOSS PER COMMON SHARE:
 Basic and diluted                                          $(3.02)        $(1.50)
                                                       ===========   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic and diluted                                       2,636,906     41,153,896
                                                       ===========   ============

 The accompanying notes are an integral part of these consolidated statements.

                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

                                                                                    1999            2000
                                                                                ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                       $ (7,974,207)  $ (61,972,464)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and other amortization                                               1,413,906      17,493,777
 Amortization of deferred compensation                                               636,792       4,142,295
 Minority interest                                                                         0        (136,674)
 Other non-cash items                                                                  7,774      (1,053,718)
 Changes in operating assets and liabilities:
   Accounts receivable and other accounts receivable, net                            (698,699)       (891,565)
   Prepaid expenses and other current assets                                         (148,756)       (930,126)
   Other assets                                                                       (60,737)     (2,050,782)
   Accounts payable and accrued expenses                                            1,048,801       3,017,213
                                                                                 ------------   -------------
   Net cash used in operating activities                                           (5,775,126)    (42,382,044)
                                                                                 ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (5,392,075)    (79,981,570)
  Cash acquired in acquisitions                                                             0         295,487
  Purchase of short-term investments, net                                                   0     (75,947,421)
  Other                                                                               219,400        (252,291)
                                                                                 ------------   -------------
    Net cash used in investing activities                                          (5,172,675)   (155,885,795)
                                                                                 ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of Series A preferred stock, net of offering costs        51,000               0
  Contributions from minority interest of consolidated subsidiary                           0       2,450,000
  Proceeds from exercise of stock options                                                   0         210,725
  Principal payments on capital lease obligations                                    (157,517)       (103,773)
  Proceeds from initial public offering, net of offering costs                              0     179,872,344
                                                                                 ------------   -------------
   Net cash (used in) provided by financing activities                               (106,517)    182,429,296
                                                                                 ------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                0        (100,118)
                                                                                 ------------   -------------
DECREASE IN CASH AND CASH EQUIVALENTS                                             (11,054,318)    (15,938,661)
CASH AND CASH EQUIVALENTS, beginning of period                                     11,057,696      69,475,288
                                                                                 ------------   -------------
CASH AND CASH EQUIVALENTS, end of period                                         $      3,378   $  53,536,627
                                                                                 ============   =============
SUPPLEMENTAL NON-CASH DISCLOSURES:
  Common stock issued to acquire SiteConnect                                     $          0   $   7,908,266
                                                                                 ============   =============

 The accompanying notes are an integral part of these consolidated statements.

                 CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                          SEPTEMBER 30, 1999 AND 2000


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


2.  Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Annual Report on Form 10-K of Cypress for the year ended December 31, 1999. Operating results for the nine-month period ended September 30, 2000 are not necessarily an indication of the results that may be expected for the year ended December 31, 2000.


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

New Executive Compensation

     In May 2000, in connection with executive compensation arrangements for the Company's new CEO, the Company issued an option to acquire 1,000,000 shares of common stock with an exercise price of $6 per share, the fair market value of the Company's common stock on the date of grant. These options vest 25% per year over a four-year period beginning on the first anniversary of the option grant date. Additionally, in May 2000, the Company granted the new CEO 500,000 shares of restricted common stock and, in connection therewith, recorded deferred compensation expense of $3 million, which is being amortized over the five-year vesting period. The Company also recorded certain non-recurring charges of approximately $1.4 million in May 2000 related to the recruitment of the new CEO.


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

     Current assets                         491,375
     Property and equipment                 601,675
     Intangible assets
       Buildings                          1,470,000
       Customers                            219,000
       Workforce                            286,000
       Goodwill                           5,120,975
     Current liabilities                   (280,759)
                                        -----------
     Total                               $7,908,266

     The useful lives of the intangible assets acquired from SiteConnect are as follows:

     Buildings                             10 years
     Customers                              3 years
     Workforce                              3 years
     Goodwill                              10 years


5.  Cypress Canada

     In September 2000, Cypress and e-ffinity properties, inc. ("e-ffinity") formed Cypress Canada Communications, Inc. ("Cypress Canada") to provide in-building communications services in Canada. Cypress and e-ffinity own 51% and 49%, respectively, of Cypress Canada. Cypress Canada was originally capitalized with $5 million in cash contributed by Cypress and e-ffinity based on each party's respective ownership percentage. The shareholders agreement includes an option that allows Cypress to purchase e-ffinity's ownership interest in Cypress Canada at fair value or for e-ffinity to require Cypress to purchase its ownership interest in Cypress Canada at fair value during 60-day periods beginning on September 5, 2002 and September 5, 2003. Cypress has the option to pay the purchase price by delivery of either cash or shares of its common stock.

6.  Real Estate Access Rights

     In November and December 1999, the Company entered into master license agreements and stock warrant agreements with several property owners and operators. Under the terms of these agreements, the Company issued warrants to purchase up to an aggregate of approximately 11 million shares of the Company's common stock at a price of $4.22 per share. These warrants are exercisable for periods of five to ten years. The number of warrants was based on the gross leaseable area of the buildings subject to the master license agreements. Upon the completion of the due diligence period and the finalization of the building schedules in the master license agreements, the Company recorded the fair value of these warrants as an intangible asset, real estate access rights, which is being amortized on a straight-line basis over the terms of the related license agreements, which are generally ten years. As of December 31, 1999, the Company had recorded approximately $23.4 million for the fair value of warrants earned through December 31, 1999. During 2000, the Company recorded an additional $161.6 million for the fair value of all remaining warrants earned under the 1999 warrant program.

     During the three months ended June 30, 2000, the Company entered into additional master license and stock warrant agreements with four property owners and operators. Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of 642,093 shares of the Company's common stock at a weighted average exercise price of $11.11 per share. These warrants are exercisable for a period of ten years. During the three months ended September 30, 2000, the Company entered into additional master license and stock warrant agreements with two property owners and operators. Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of 256,811 shares of the Company's common stock at a weighted average exercise price of $4.81 per share. These warrants are exercisable for a period of 10 years. The exact number of shares of common stock underlying the warrants, which is based on the gross leaseable area of the buildings set forth in the master license agreements, will be determined upon the completion of a due diligence period and the finalization of the building schedules. The measurement date for valuing the warrants will be the date(s) upon which the property owners and operators enter into communications license agreements ("CLA") with the Company. Upon the signing of the CLA, the fair market value of warrants earned will be recorded as real estate access rights and will be amortized over the terms of the related communications license agreements, which are expected to be ten years. Through September 30, 2000, approximately $0.7 million has been recorded as additional real estate access rights related to these agreements.

     Amortization of real estate access rights was $4,624,892 for the three months ended September 30, 2000 and $11,676,977 for the nine months ended September 30, 2000.

7.  Commitments

     Certain CLAs include the requirement to pay the property owner or operator a base fee. As of September 30, 2000, the aggregate minimum obligation under these agreements was approximately $450,000 per year for approximately the next six years.

     In 2000, the Company entered into additional operating and capital lease agreements. As of September 30, 2000, future minimum lease obligations under these new agreements were $1.1 million, $4.5 million, $4.5 million, $4.5 million, $4.5 million, and $11.1 million for 2000, 2001, 2002, 2003, 2004, and thereafter, respectively.

     We currently have contracts with several communications providers with minimum purchase obligations for leased transport under terms typically ranging from two to five years. As of September 30, 2000 these lease obligations totaled approximately $40.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We provide a full range of broadband communications services to small- and medium-sized businesses located in multi-tenant office buildings in major metropolitan markets in the United States. This comprehensive bundle of services currently includes high-speed dedicated Internet access, local and long distance voice services, digital telephone systems, business television, voicemail, e-mail, web hosting and other advanced services. Since the inception of our predecessor company in August 1995, our principal activities have included securing license agreements with building owners and real estate managers that enable us to install our in-building fiber-optic, digital and broadband networks, installing these networks, marketing our communications services to tenants and hiring qualified personnel to support our rapid growth. We began operating in-building networks in June 1996 and as of September 30, 2000, we were providing services in approximately 455 buildings representing approximately 142 million rentable square feet. To date, we have secured agreements giving us the right to operate our networks in over 1,100 buildings representing more than 300 million rentable square feet.

Results of Operations

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

     Revenues. Revenues for the three months ended September 30, 2000 increased 86% to $3.6 million from $1.9 million for the same period in the prior year.
The increase in revenues relates to the addition of new customers, providing additional services to existing customers, and revenues attributable to the acquisition of SiteConnect (see Note 4 to our interim consolidated financial statements).

     Cost of Services. Cost of services for the three months ended September 30, 2000 increased 300% to $5.1 million from $1.3 million for the same period in the prior year. The increase in cost of services was due primarily to an increase in the number of leased facilities (including those obtained with the acquisition of SiteConnect) connecting our licensed buildings to local, long distance and Internet providers and the greater volume of voice and data traffic. As of September 30, 2000, we had networks installed in approximately 455 buildings versus approximately 96 buildings installed at September 30, 1999.

     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2000 increased 386% to $5.2 million from $1.1 million for the same period in the prior year. The increase in sales and marketing expenses was due to a $2.5 million increase in salaries, benefits, and recruiting and training expenses related to the hiring of additional personnel, a $1.1 million increase due to promotion of our services via our national advertising campaign and direct marketing and advertising in our licensed buildings, a $0.2 million increase in revenue sharing payments made to property owners with whom we have license agreements, a $0.1 million increase in amortization of non-cash deferred compensation expense related to the issuance in prior periods of stock options at exercise prices lower than fair value on their dates of grant, and a $0.2 million increase in office space rent and other growth-driven operating expenses. We expect sales and marketing expenses to continue to grow as we hire additional personnel and incur additional expenses to market our services to potential customers.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2000 increased 463% to $15.3 million from $2.7 million for the same period in the prior year. The increase in general and administrative expenses was due to a $7.0 million increase in salaries, benefits, recruiting and training expenses related to the hiring of additional personnel, a $1.0 million increase in amortization of non-cash deferred compensation related to the issuance in prior periods of stock options at exercise prices lower than fair value on their dates of grant, a $0.9 million increase in travel and entertainment expenses primarily associated with personnel traveling to oversee and conduct the installation of our networks in additional buildings, a $1.0 million increase in accounting, consulting, legal and billing outsourcing fees, and a $2.7 million increase in office space rent and other growth-driven operating expenses. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

     Amortization of Real Estate Access Rights. The amortization of real estate access rights represents the amortization of the fair value of warrants issued to property owners or operators over the terms of the related license agreements, which are generally ten years. Amortization of these amounts began in the first quarter of 2000 (see Note 6 to our interim financial statements).

     Depreciation and Other Amortization. Depreciation and other amortization for the three months ended September 30, 2000 increased 422% to $3.0 million from $0.6 million for the same period in the prior year. $1.7 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment, $0.5 million of this increase was due to depreciation of computers and other back-office equipment, and $0.2 million of this increase was due to amortization of other intangible assets.

     Interest Income, net. Interest income, net, for the three months ended September 30, 2000 increased to $2.7 million from $7,000 for the same period in the prior year. The increase in interest income, net was due to interest income on short-term interest bearing investments as a result of investing the proceeds of our Series C preferred stock offering in the fourth quarter of 1999 and the proceeds of our initial public stock offering of common stock in February 2000. Interest expense was nominal in both periods.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

     Revenues. Revenues for the nine months ended September 30, 2000 increased 80% to $9.4 million from $5.2 million for the same period in the prior year. The increase in revenues relates to the addition of new customers, providing additional services to existing customers, and revenues attributable to the acquisition of SiteConnect (see Note 4 to our interim consolidated financial statements).

     Cost of Services. Cost of services for the nine months ended September 30, 2000 increased 237% to $11.0 million from $3.2 million for the same period in the prior year. The increase in cost of services was due primarily to an increase in the number of leased facilities (including those obtained with the acquisition of SiteConnect) connecting our licensed buildings to local, long distance and Internet providers and the greater volume of voice and data traffic. As of September 30, 2000, we had networks installed in approximately 455 buildings versus approximately 96 buildings installed at September 30, 1999.

     Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2000 increased 407% to $13.2 million from $2.6 million for the same period in the prior year. The increase in sales and marketing expenses was due to a $5.7 million increase in salaries, benefits, and recruiting and training expenses related to the hiring of additional personnel, a $3.6 million increase due to promotion of our services via our national advertising campaign and direct marketing and advertising in our licensed buildings, a $0.5 million increase in revenue sharing payments made to property owners with whom we have license agreements, a $0.6 million increase in amortization of non-cash deferred compensation expense related to the issuance in prior periods of stock options at exercise prices lower than fair value on their dates of grant, and a $0.2 million increase in office space rent and other growth-driven operating expenses. We expect sales and marketing expenses to continue to grow as we hire additional personnel and incur additional expenses to market our services to potential customers.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2000 increased 509% to $37.3 million from $6.1 million for the same period in the prior year. The increase in general and administrative expenses was due to a $18.2 million increase in salaries, benefits, recruiting and training expenses related to the hiring of additional personnel (including $1.4 million in non-recurring charges related to the recruitment and hiring of our new CEO), a $3.2 million increase in amortization of non-cash deferred compensation related to the issuance in prior periods of stock options at exercise prices lower than fair value on their dates of grant, a $2.3 million increase in travel and entertainment expenses primarily associated with personnel traveling to oversee and conduct the installation of our networks in additional buildings, a $1.9 million increase in accounting, consulting, legal and billing outsourcing fees, and a $5.6 million increase in office space rent and other growth-driven operating expenses. We expect general and administrative expenses to continue to grow as we hire additional personnel and incur additional expenses to support the growth of our operations.

     Amortization of Real Estate Access Rights. The amortization of real estate access rights represents the amortization of the fair value of warrants issued to property owners or operators over the terms of the related license agreements, which are generally ten years. Amortization of these amounts began in the first quarter of 2000 (see Note 6 to our interim consolidated financial statements).

     Depreciation and Other Amortization. Depreciation and other amortization for the nine months ended September 30, 2000 increased 311% to $5.8 million from $1.4 million for the same period in the prior year. $3.1 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment, $0.9 million of this increase was due to depreciation of computers and other back-office equipment, and $0.4 million of this increase was due to amortization of other intangible assets.

     Interest Income, net. Interest income, net for the nine months ended September 30, 2000 increased to $7.4 million from $0.2 million for the same period in the prior year. The increase in interest income, net was due to interest income on short-term interest bearing investments as a result of investing the proceeds of our Series C preferred stock offering in the fourth quarter of 1999 and initial public stock offering of common stock in February 2000. Interest expense was nominal in both periods.


Liquidity and Capital Resources

     The results of our operations have generated a net cash outflow due to the rate at which we have grown. Cash flows used in operations totaled $(5.8 million) and $(42.4 million) for the nine months ended, September 30, 1999, and 2000, respectively. The expansion of our operating, sales and marketing, and administrative personnel, the growth of our leased network, advertising and promotional expense, office space costs, and other growth-driven operating expenses were the principal contributors to the increases in the net cash outflow between the periods. As we continue to expand our operations, these increases in period-over-period operating cash outflows are expected to continue.

     Cash used in investing activities was $(5.2 million) and $(155.9 million) for the nine months ended September 30, 1999 and 2000, respectively. Cash used in investing activities has primarily been expended to construct our in-building networks. As of September 30, 2000, we had made capital expenditures of approximately $97 million since inception. Of the $(155.9 million) used in investing activities for the nine months ended September 30, 2000, $75.9 million represents the purchase of highly-liquid, short-term investments, net of sales. We expect that capital expenditures will increase substantially in future periods as we construct our networks and purchase more communications equipment. We will continue to seek access to additional buildings. If we are successful in gaining access to additional buildings, we will have substantial needs for additional capital for an indefinite period. We also expect to have substantial and increasing negative adjusted EBITDA and net losses.

     Cash used in and provided by financing activities was $(0.1) million and $182.4 million for the nine months ended September 30, 1999 and 2000,respectively. Cash provided by financing activities during the nine months ending September 30, 2000 was primarily from the Company's initial public offering in which we sold 11,500,000 shares of our common stock at $17 per share, netting proceeds of approximately $179.6 million, and from a $2.5 million investment by a minority partner in our new Canadian subsidiary (see Note 5 to our interim consolidated financial statements). We are using the net proceeds from our initial public offering for construction of in-building networks and the purchase of communications equipment and for implementation and modification of information support systems. The remainder of the net proceeds are currently invested in short-term investments and are available for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. However, we currently have no material commitments or agreements with respect to any of these types of transactions.

     During the nine months ended September 30, 2000, we recorded an additional $162.3 million of real estate access rights for warrants that were earned during that period, which are exercisable for an aggregate of approximately 9.6 million shares of our common stock at a weighted average exercise price of $4.43 per share. (See Note 6 to our interim consolidated financial statements.)

     In April 2000, the Company acquired all of the outstanding common stock of SiteConnect, Inc., a Seattle-based in-building communications service provider, in exchange for 635,654 shares of the Company's common stock of which 37,269 shares are being held in escrow until April 2001.

     In September 2000, Cypress and e-ffinity properties, inc. ("e-ffinity") formed Cypress Canada Communications, Inc. ("Cypress Canada") to provide in-building communications services in Canada. Cypress and e-ffinity own 51% and 49%, respectively, of Cypress Canada. Cypress Canada was originally capitalized with $5 million in cash contributed by Cypress and e-ffinity based on each party's respective ownership percentage. The shareholders agreement includes an option that allows Cypress to purchase e-ffinity's ownership interest in Cypress Canada at fair value or for e-ffinity to require Cypress to purchase its ownership interest in Cypress Canada at fair value during 60-day periods beginning on September 5, 2002 and September 5, 2003. Cypress has the option to pay the purchase price by delivery of either cash or shares of its common stock.

     We estimate that the expansion of our in-building network will require capital expenditures of approximately $100.0 million in 2000 and approximately $85.0 million in 2001.

     We estimate that we currently have enough capital resources, including cash on hand, to fund operations and the projected deployment of our network through mid-2001. However, in order to continue our growth, expansion and the further development of our network and services in accordance with our current business plan beyond that point, we will need to arrange for substantial additional sources of capital through the issuance of debt or equity or bank borrowings. There are currently no commitments for any such additional financing, and we cannot be sure that we will be able to obtain any such additional financing at the times required and on acceptable terms and conditions. The Company continues to evaluate and implement additional mechanisms to reduce and control costs and extend its current cash resources. If we fail to obtain additional capital or implement the necessary cost reductions, we may not be able to finance our future operations according to our current business plan, and as a result our operations could be materially adversely affected.

     The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of many factors, some of which we cannot control. These factors include:

 .  the timing of execution of license agreements;
 .  the ability to meet construction schedules and connectivity delivery;
 .  the ability to obtain favorable prices for purchases of equipment;
 .  our ability to develop, acquire and integrate the necessary operational support systems;
 .  the cost of network development in each of our markets;
 .  demand for our services;
 .  the successful deployment of new services that we may offer;
 .  the timing and extent of future acquisitions or investments, if any, and our ability to integrate these acquisitions or investments;
 .  regulatory changes; and
 .  changes in technology and competitive developments beyond our control.

     In addition, our revenues may be adversely affected by delays in constructing our in-building networks and provisioning voice and data transmission capacity from communications carriers. We have experienced such delays in the past, and these delays have caused revenues to fall short of expectations. While we will continue to focus on improving our construction, provisioning and other core processes, we can provide no assurances that such delays will not continue to occur, which could materially harm our business and our operating results.

Recent Accounting Pronouncements

     The Securities and Exchange Commission has released SAB No. 101, "Revenue

Recognition in Financial Statements." The impact of adopting SAB No. 101 is not material.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

     This Report on Form 10-Q contains forward-looking statements within the meaning of the Federal securities laws. Forward-looking statements include all statements, estimates, projections, expectations or predictions about future events, including, without limitation, statements about our plans, objectives, intentions, assumptions and prospects. You can identify forward-looking statements by the use of words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "assume" and similar expressions which predict or indicate future events and trends which do not relate to historical matters.

     You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. These risks, uncertainties and factors, include, without limitation, whether we will be successful in improving our construction, provisioning, and other core processes, whether we will achieve cost reductions, greater operational efficiencies and reductions in cycle times, the impact of changes in the availability and/or cost of capital, our ability to sell both voice and data services, the intense competition for our service offerings, our dependence on growth in demand for our services, our ability to manage growth of our operations, our ability to raise additional capital, and our ability to obtain additional license agreements with property owners and managers. In addition, the factors described under "Risk Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 1999 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not undertake to update these forward-looking statements to reflect future events or developments.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Our exposure to financial market risk, including changes in interest rates, relates primarily to our investment portfolio. We typically do not attempt to reduce or hedge the market exposure on our investment securities because our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the fixed-rate, short-term nature of our investments. As of September 30, 2000, we had no debt outstanding, other than capital leases.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business.


Item 2.  Changes in Securities and Use of Proceeds.


     On September 6, 2000, we issued warrants to purchase up to an aggregate of 80,153 shares of common stock to The Praedium Opportunity Fund, L.P. and The Praedium Performance Fund IV, L.P. at an exercise price of $4.77 per share. The sale and issuance of these securities was exempt from registration under the Securities Act, pursuant to section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     On September 19, 2000, we issued warrants to purchase up to an aggregate of 176,658 shares of common stock to The Irvine Company at an exercise price of $4.83 per share. The sale and issuance of these securities was exempt from registration under the Securities Act, pursuant to section 4(2) thereof, on the basis that the transaction did not involve a public offering.

     Consistent with the description of the use of proceeds set forth in the prospectus contained in the Registration Statement, during 2000 we used approximately $48.6 million in proceeds from the initial public offering for the construction of in-building networks, the purchase of communications equipment and working capital and general corporate purposes.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     We held our annual meeting of shareholders on August 15, 2000. Our shareholders voted to elect Ward C. Bourdeaux, Jr., William P. Egan and Jeffrey
H. Schutz as Class I directors. The three Class I directors were elected to serve until our 2003 annual meeting and until their successors are duly elected and qualified. The votes cast for, and withheld from, the election of the aforementioned directors are listed below:

                                   Votes Cast For    Votes Withheld From
                                   --------------    -------------------
         Ward C. Bourdeaux, Jr.      28,588,575             85,150
         William P. Egan             28,558,475             85,250
         Jeffrey H. Schutz           28,588,575             85,150



Item 5.  Other Information.

       None.


Item 6.  Exhibits and Reports on Form 8-K.


      (a)  Exhibits

27.1  Financial Data Schedule

      (b)  Reports on Form 8-K

There were no reports filed by the Company on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYPRESS COMMUNICATIONS, INC.



Date:  November 14, 2000             By: /s/ Barry L. Boniface
                                        -------------------------------
                                        Barry L. Boniface
                                        Vice President, Chief Financial
                                        Officer and Treasurer