Form 10-K
period 2000-12-31
CYPRESS COMMUNICATIONS INC
filed 2001-04-02
CIK 1043892

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-29281

CYPRESS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	58-2330270 (I.R.S. Employer Identification No.)
Fifteen Piedmont Center, Suite 100 Atlanta, Georgia 30305 (Address of principal executive offices)	(404) 869-2500 (Registrant's telephone number)
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 Par Value (Title of Class)
Preferred Stock Purchase Rights (Title of Class)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the common stock held by non-affiliates of the registrant was $15,806,448 at March 21, 2001, based on the closing sale price of $0.75 per share for the common stock on such date on the Nasdaq National Market on such date. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding shares of common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

   The number of shares of the registrant's common stock outstanding at as of March 30, 2001 was 48,576,862.

Documents Incorporated by Reference

   Portions of the registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III.

Cypress Communications, Inc.

ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2000
TABLE OF CONTENTS

PART I
1.	Business	1
2.	Properties	14
3.	Legal Proceedings	15
4.	Submission of Matters to a Vote of Security Holders	15
PART II
5.	Market for the Registrant's Common Equity and Related Stockholder Matters	15
6.	Selected Financial Data	16
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
7A.	Quantitative and Qualitative Disclosures about Market Risk	38
8.	Financial Statements and Supplementary Data	38
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38
PART III
10.	Directors and Executive Officers of the Registrant	39
11.	Executive Compensation	39
12.	Security Ownership of Certain Beneficial Owners and Management	39
13.	Certain Relationships and Related Transactions	39
PART IV
14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	39

ii

Note: All information in this report regarding shares of common stock and per share amounts has been retroactively adjusted to reflect the 4.5-for-1 stock split which occurred on February 8, 2000.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the Federal securities laws. Forward-looking statements include all statements, estimates, projections, expectations or predictions about future events and often include words such as "estimate," "projects," "will," "targets," "expects," "believe," "is designed to" and other words or expressions indicating statements about the future. Without limiting the foregoing, forward-looking statements in this report include statements relating to the company's plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Reliance should not be placed on forward-looking statements because they involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties, include, among other things whether the company will achieve targeted cost reductions and greater operational efficiencies as a result of its revised business plan, the effects of focusing on a limited number of markets, whether the company will be successful in implementing its wholesale strategy, the company's ability to manage its restructuring, the amount and timing of restructuring charges, the ability to successfully sell both voice and data services, the intense competition for the company's service offerings, dependence on growth in demand for the company's services, whether the company will be successful in improving its operations, provisioning and other core processes, the ability to raise additional capital and the cost of capital, the ability to maintain and renew license agreements with property owners and managers, the effect of new regulations governing communications access and services, and other risks and uncertainties detailed from time to time in the company's Securities and Exchange Commission filings. Other important factors that could cause the company's actual results to differ materially from the results expressed or implied by the forward-looking statements are contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results" and elsewhere in this report. The company disclaims any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

PART I

Item 1. Business

General

    We provide comprehensive data, voice and video communications services to businesses located in commercial office buildings in select major metropolitan markets within the United States. We offer our retail customers fully-integrated, customized communications services, including high speed, fiber-optic Internet access, email services, web hosting services, remote access connectivity, local and long distance voice services, feature rich digital telephone systems, digital satellite business television, security/monitoring services, and other advanced data and voice communications services. We deliver these services over state-of-the-art broadband networks that we design, construct, own and operate inside large and medium-sized office buildings. We differentiate ourselves from other communications companies by providing superior customer service and responsiveness. Our retail customers also benefit from the convenience and efficiency of receiving a single integrated bill for all of their communications services.

    In addition to providing retail communications services, in January 2001, we began offering wholesale riser transport services to other carriers and providers of communications services using our existing in-building networks. Our wholesale offering, which includes installation, management and maintenance of in-building networks, aims to alleviate the significant costs, delays and other challenges that carriers, landlords and tenants regularly confront in connection with providing or obtaining communication services in multi-story office buildings. In conjunction with our wholesale initiative, we are also exploring opportunities to manage communications access and infrastructure for several of our landlord clients. By offering wholesale carrier services across all of our markets, we are seeking to generate additional revenue from our existing network facilities, including facilities in markets in which we do not currently provide retail services.

    We began providing communications services and operating in-building networks in Atlanta, Georgia in June of 1996. As of December 31, 2000, we had constructed in-building networks in 562 buildings representing approximately 164 million rentable square feet in 28 major metropolitan areas. In January, 2001, we reduced the scope of our retail business to 13 markets, and on March 21, 2001, we suspended retail operations in six additional markets, having determined to concentrate our retail business in Atlanta, Boston, Chicago, Dallas, Houston, Seattle and Southern California (Los Angeles and Orange County), which comprise our most mature markets in terms of revenue production and customer penetration. The intent of this further reduction in the scope of our business operations is to deploy our existing capital in the seven markets in which we believe we can achieve positive cash flow in the shortest amount of time. Although we may remove idle communications equipment from certain of our licensed buildings in 2001, we intend to maintain our existing riser facilities for the purpose of providing wholesale services in all of our 28 constructed markets, voice and data communications services in Atlanta, Boston, Chicago, Dallas, Houston and Southern California, and data communications services in Seattle. In 2001, we may consider additional reductions in operations, services and/or markets in connection with our ongoing efforts to conserve existing capital, refine core business practices, streamline operations, increase productivity, and adapt to volatile capital markets and industry conditions. Alternatively, we may decide to expand retail and/or wholesale operations based on business opportunities and market conditions in and across our licensed markets.

Corporate History

    We were formed as a limited liability company under the laws of Georgia on August 16, 1995, under the name Cypress Communications, L.L.C. We completed a reorganization on July 15, 1997, in which the operations of the predecessor company were merged into Cypress Communications, Inc., a Delaware corporation. In December 1998, we acquired certain of the assets and business of MTS Communications, a provider of building-centric communications services in Los Angeles, California. On February 15, 2000, we completed our initial public offering in which we sold an aggregate of 11.5 million shares of common stock at a per share price of $17.00, for an aggregate offering price of approximately $195.5 million. In April 2000, we acquired all of the outstanding common stock of SiteConnect, Inc., a Seattle-based in-building communications service provider, in exchange for an aggregate of 635,654 shares of our common stock. In September 2000, we and a joint venture partner formed Cypress Canada Communications Inc. to provide in-building communications services in Canada. In January 2001, we agreed to redeem all of our joint venture partner's interest in the subsidiary, having decided to cease retail operations in Canada, except for potential wholesale operations relating to Cypress Canada's existing networks in four buildings in Toronto, Canada.

Market Conditions; Strategy

    The telecommunications industry and the market for broadband communications services are evolving. Each year, more businesses require high-speed data services to accommodate Internet-based applications and other new technology, enhance mission-critical information systems, and increase productivity. At the same time, business consumers are confronted with a vast array of new products and services, making it increasingly difficult for businesses to evaluate and integrate the various voice and data solutions that are available. We intend to capitalize on these conditions by offering comprehensive, integrated broadband communications products and services, together with superior customer care and assistance, to businesses located in commercial office buildings in select major metropolitan markets within the United States. To achieve these objectives, we are focused on the following initiatives:

  •
  Providing reliable, feature-rich broadband communications services at competitive prices.

  •
  Providing superior on-site or near-site customer service.

  •
  Maintaining capital efficient, flexible and scalable networks.

  •
  Continuing to examine ways to decrease network costs, increase bandwidth, build network flexibility, and provide a comprehensive fiber solution to our customers.

  •
  Commencing wholesale operations across our portfolio of constructed buildings to capitalize on existing assets, carrier requirements for speed to market, and consumer demand for competitive products and services.

  •
  Exploring opportunities to achieve cost and operational efficiencies by providing our services over a single, converged voice and data network.

  •
  Implementing a scalable operational support system that incorporates billing, accounting, inventory, provisioning, customer service and other key functions of our business operations.

  •
  Exploring strategic relationships with service providers, vendors and carriers to hasten the deployment of VoIP and softswitch technology and capitalize on increased demand for bandwidth-intensive applications, such as video streaming, electronic commerce and remote-hosted software applications.

    Because of volatile capital market and industry conditions, we are scaling back our operations to a size that we believe will permit us to generate positive cash flow without the need for additional cash. On March 21, 2001, we announced plans to restrict retail operations to seven markets, including Atlanta, Boston, Chicago, Dallas, Houston, Seattle, and Southern California (Los Angeles and Orange County). By reducing the cost and scope of our retail business, we expect to conserve capital, streamline operations, and allocate additional time and resources to our data and wholesale operations, including efforts to take advantage of potential cost efficiencies associated with voice over Internet protocol (VoIP), softswitch technology and other emerging Internet-based alternatives to traditional voice services. We are also focused on controlling our overall costs and have implemented several initiatives related to this goal, including:

  •
  Suspending construction of new in-building facilities and deploying demand-based service delivery systems to conserve capital resources.

  •
  Concentrating retail operations on seven markets and limiting our traditional telephone services to six markets.

  •
  Negotiating regional or national voice and data transport contracts in order to reduce our costs and achieve better economies of scale.

  •
  Exploring traditional and creative alternatives to procure additional financing in order to extend our cash position, expand our service offerings, enhance our network, and/or procure additional management, sales, technical and other critical personnel.

Our Network

    We design, install, own and operate the in-building infrastructure over which we provide services to our customers, including the actual physical connection between our customers and external network facilities. Our in-building networks typically consist of the following components:

  •
  A state-of-the-art riser system utilizing fiber-optic cable and, where appropriate, copper wire and broadband coaxial cable, that typically runs inside vertical utilities shafts from the building's basement to the top floor.

  •
  Horizontal communications infrastructure that runs from our riser systems into our customers' premises.

  •
  Communications equipment generally located within or adjacent to the building, including routing and distribution equipment that connect our riser systems to networks of select local, long distance and broadband service providers.

  •
  High capacity leased facilities to transport data traffic to and from our in-building networks and central points of presence that we establish in each market.

  •
  For our existing voice services, high capacity leased facilities connecting our networks to the networks of selected local exchange and long distance service providers.

    To deploy Internet services, we obtain colocation facilities in each market that allow us to aggregate and disseminate data traffic to and from all of the buildings we serve in such market. We typically connect each building to the colocation facility by leasing high capacity lines on another carrier's network. At the colocation center, we install electronic equipment necessary to provide our data services in the metropolitan area. This equipment typically includes data switches, routers and related communications equipment. Finally, we connect our switching and routing equipment within the colocation facilities to the Internet backbone by leasing high capacity lines from Tier 1 Internet providers in each market.

    We maintain a centralized, automated alarm and control system in our network operations center in Norcross, Georgia. Using this system, our engineers monitor and maintain our networks on a 24x7 basis. Our system enables fault alarm monitoring, system control, environmental monitoring, remote system diagnostics, physical security monitoring, backup control and usage statistics. Our technicians can access and control our systems over Internet, intranet or local or wide area network configurations, as well as through a dial-up connection in the unlikely event of loss of Internet-based communications. Service affecting events are automatically detected by our system and immediately reported to technical personnel located in our network operations center and field support engineers located in our markets. Our engineers are trained and equipped to address network issues remotely or on-site, as required under the circumstances.

    In January 2001, we stopped constructing in-building networks in order to preserve existing capital, refine core business practices, streamline operations, increase productivity, and concentrate our efforts on retail and wholesale operations in our constructed buildings. We may resume construction of in-building networks in the future, if and when we deem it prudent to do so.

    In September of 2000, we began exploring ways to converge our voice and data networks, and enhance network efficiency, diversity, security and capacity, by means of optical and IP-based transport and technology. We are currently testing VoIP and softswitch technology in several markets, using equipment provided by major manufacturers, such as Broadsoft, Cisco Systems, Nortel Networks, Riverstone and Sylantro. We were awarded "Cisco Powered Network" status in 1999, which provides us certain competitive discounts on Cisco equipment. In addition, in January 2001, Cisco Systems Capital Corporation granted us a $6.0 million lease facility to purchase additional equipment and support the development of our next generation network.

Retail Products and Services

    We offer reliable, feature-rich, integrated communications services at competitive prices. In all of our retail markets except Seattle, we bundle voice and data services to provide "one-stop shopping" communications solutions to building tenants. In 65 buildings, we also provide video services as part of our comprehensive communications package. Because we own and operate our in-building networks, we are typically able to deploy services to a new customer within a few days of receiving an order. In addition, we are often able to provide same day service for existing customers requesting new services or features, such as increased bandwidth or additional lines.

    Our current communications services include:

    Data services. We utilize state-of-the-art in-building fiber optic networks to deliver high-speed Internet access directly to our customers in substantially all of our in-service buildings. Our Internet service provides full Internet protocol routing, symmetric upstream and downstream bandwidth, and plug-and-play installation. Our customers do not need to purchase or maintain any hardware to use this service. Moreover, because our service is capable of delivering up to 10/100 Mbps Ethernet connectivity, we are poised to meet our customer's growing bandwidth needs. The key features of our Internet service are:

  •
  Dedicated connectivity. Our service is always on, providing instantaneous connections and the capability to receive or transmit information continuously.

  •
  Flexibility. We can usually increase a customer's bandwidth speed within minutes of receiving a request.

  •
  Diversity. We incorporate logically and physically diverse Internet circuits in our colocation facilities in each city to protect customer Internet connections from disruption.

  •
  Reliability. Each of our colocation facilities is supported by backup battery power. Moreover, we monitor all of our equipment, circuits and connections from our network operations center in Norcross, Georgia. Should an outage occur in our network, we are notified immediately.

    In addition to our standard fiber-optic Internet access service, we offer other enhanced data services, including:

  •
  E-mail, featuring IPSwitch's mail server version 6.0. Our service permits customers to use any e-mail client, including Microsoft Outlook, Outlook Express and Netscape Mail; access e-mail remotely using any web browser; set instant reply messages; and forward messages to supported pagers or voice e-mail systems.

  •
  Remote Dial-Up Access, which permits our customers to quickly and securely connect to their e-mail account and the Internet from 900 local access points in the United States and Canada and 1,500 local access points in more than 150 other countries.

  •
  Webconferencing, which permits our customers to upload visuals, including Microsoft PowerPoint presentations, engage in online collaboration with a remote audience, record and replay audio-visual presentations, and combine superior audio conferencing technology with the reach and visual impact of the Internet.

  •
  Web site hosting, featuring Compaq Proliant Servers and Microsoft Windows NT Advanced and Apache Servers.

  •
  Domain Name Registration.

  •
  Firewall Security Services. We offer a dedicated, cost-efficient firewall product to protect customer data and equipment.

  •
  Monitoring Services. We provide 24-hour monitoring of web servers, e-mail servers, and customer local area networks. We will monitor customer systems every 60 seconds, 24 hours a day. If we encounter problems, we notify our customers via e-mail, pager or both.

  •
  NNTP Internet News Feed. We carry a network news feed that contains over 30,000 news groups.

  •
  DSL Service. We offer Digital Subscriber Line service in certain buildings in Seattle in which we have not constructed a fiber riser.

    Voice services. Substantially all of our voice service customers rent their telephones from us. This ensures a compatible interface with our state-of-the-art in-building communications equipment and provides customers with a number of key benefits, including access to an advanced, multi-function digital telephone system; significant reductions in up-front capital costs; and reduced risk of technological obsolescence. Our voice offerings include both traditional telephone services, such as local and long distance services, as well as value-added services, such as integrated voicemail, audio conferencing, webconferencing, calling cards and customizable toll-free number services. Additional enhanced features include call waiting, call forwarding, dialback and caller identification.

    Video and other services. In 65 buildings, we offer our customers a comprehensive package of business television services consisting of news, business, sports and network programming. We deliver these services directly to our customers over our in-building networks using a combination of direct broadcast satellite programming and off-air local channels. Our customers can elect to receive more or less programming depending on their needs.

    We continue to investigate, test and add, where appropriate, complementary communications products and services to maintain our "one-stop shopping" strategy.

Customer Service

    Dedicated and experienced communications consultants support all of our communications services. Close contact with our customers by our direct sales force and customer service personnel enables us to tailor our services to meet our customers' precise needs. The key aspects of our customer service and technical support include:

  •
  Dedicated on-site or near-site customer support teams. We typically assign local communications consultants to groups of buildings within a market.

  •
  Remote technical support by experienced professionals at our network operations center in Norcross, Georgia. Remote access to our network components allows us to respond to many customer service issues quickly, with minimal disruption to our customers' regular business operations.

  •
  Remote system monitoring. Our networks can be monitored remotely from our customer service offices or our network operations center.

  •
  Efficient on-premises service modifications. Some move, add and change requests require a visit to our customers' premises. Because our networks are modular even at the customer premises level, we can typically add services and equipment with minimal disruption to our customer's regular business operations.

  •
  Continuous training. Upon provisioning service for a new customer, our communications consultants explain and demonstrate the new equipment and services at the customer's premises. We provide additional training when the customer expands its services or adds new employees. We believe that our emphasis on training reduces the volume of service calls to our communications consultants and encourages rapid adoption of, and higher usage rates for, installed services.

Wholesale Services

    One of the challenges facing competitive local exchange carriers and Internet service providers today is deploying new communications services to office building tenants quickly and cost-effectively. Although many carriers have constructed metro-area, regional and national networks, few have extended their networks to tenant suites in commercial office buildings. As a result, carriers regularly experience significant delays between the sale and actual provisioning of voice and data services to office building customers. Because we own and operate in-building networks in 28 markets throughout the United States, we believe that we are uniquely positioned to respond to the growing demand for readily- available, cost-effective wholesale access to in-building network facilities.

    In January 2001, we began offering wholesale riser transport services to other carriers and providers of communications services using our existing in-building networks. Our wholesale offering, which includes installation, management and maintenance of in-building networks, aims to alleviate the significant costs, delays and other challenges that carriers, landlords and tenants regularly confront in connection with providing or obtaining communication services in multi-story office buildings. By offering wholesale carrier services across all of our markets, we are seeking to generate additional revenue from our existing network facilities, including facilities in markets in which we do not currently provide retail services.

    We are currently marketing the following wholesale services to telecommunications carriers that possess licenses or other rights of access with respect to buildings in which we have installed a riser infrastructure:

  •
  Rights to use or purchase segments of our dark fiber, copper cable and coaxial cable infrastructure.

  •
  Access to, rights to use, and colocation services within, all or a portion of our equipment rooms, in accordance with carriers' existing rights within our buildings, and subject to existing space limitations.

  •
  Installation and maintenance of cross-connects between carrier points of entry or termination within our buildings and our riser.

  •
  Provision of move, add and change services and other on-site customer services within buildings in our retail markets.

  •
  Network testing, troubleshooting and other on-site network services within our buildings.

    Because we have already constructed in-building networks within our wholesale properties, carriers using our wholesale services should be able to connect to their customers quickly. Subscribing carriers may also avoid significant costs associated with cable installation, coring, equipment room construction, and other improvements that carriers regularly perform prior to providing in-building communications services. In addition, carriers using our services may avoid protracted negotiations, planning and approval processes that are typically associated with procuring, designing and installing riser facilities within commercial office buildings.

    We have received indications of interest in our riser transport services since commencing our wholesale business in January 2001. As of March 30, 2001, we have executed one agreement to provide wholesale riser transport services to a telecommunications carrier; however, as of this filing, we have not commenced providing such services to any carriers.

    In conjunction with our wholesale business, we are also exploring opportunities to manage communications access and infrastructure for several of our landlord clients. Although we have commenced discussions with several landlords regarding our opportunity to sell riser transport services to carriers that do not possess licenses or other rights of access with respect to such landlords'

buildings, we have not reached agreement with any of such landlords with respect to this matter. If landlords refuse to provide access to unlicensed customers of our riser transport services, the scope of our wholesale strategy and potential revenues from our wholesale business may be diminished.

Construction

    As of December 31, 2000, we had constructed over 562 in-building networks, including 446 such networks in 2000. In November 2000, we suspended our construction efforts in order to conserve cash while we examined alternative network designs and equipment. In March 2001, we decided to halt construction indefinitely across all of our retail and wholesale markets in order to preserve existing capital, refine core business practices, streamline operations, increase productivity, and concentrate on retail and wholesale operations in our constructed buildings. We may resume construction of network facilities in our retail markets in the future, if and when we deem it pruduent to do so.

Sales and Marketing

    We market our retail services directly to the tenants in our licensed buildings. Our typical license agreement enables us to display and disseminate our marketing materials in the leasing office and other locations within a building. Our agreements also require building owners, management and leasing representatives to advise tenants of the availability of our services and notify us as new tenants enter the building. In addition to these rights, we use landlord, property manager, and tenant testimonials and references as marketing tools. We currently provide data and/or voice communications service to many of the landlords and property managers within our licensed buildings, due in part to the requirement under many of our license agreements that we provide free basic Internet access to such parties.

    Our sales approach is highly consultative. In our initial sales meetings we work closely with prospective customers to assess their particular communications needs. We then present potential customers with customized proposals which are often less expensive, more comprehensive, and easier to administer than their current communications solutions.

Real Estate Selection and Marketing

    Overall, as of December 31, 2000, we had license agreements giving us the right to operate our networks in more than 1,000 buildings, representing more than 250 million rentable square feet of office space in the United States. As of March 21, 2001, we halted efforts to sign additional licenses in order to preserve existing capital and dedicate our resources to retail and wholesale operations in our constructed buildings. We may resume business development activities and license negotiations in the future, after we achieve positive cash flow and/or acquire additional financing to fund network construction. Our decision to cease construction or operations in some markets may cause us to lose some of our license rights; however, we believe that if we do lose such rights, any such loss will not have a material adverse affect on our business.

    Under the terms of our license agreements, we pay property owners a fixed rental fee and/or a percentage of the revenue we receive from providing communications services to the tenants in a building. Generally, our license agreements are non-exclusive, which means that our landlords may permit competitors to install additional in-building networks in our licensed buildings. Several of our competitors already possess rights to install networks in many of our licensed buildings. We anticipate that additional competitors will gain access to our licensed buildings as a function of their expansion and certain actual and proposed modifications to federal, state and local regulations governing building access. See "Regulation," below.

    In connection with the execution of certain license agreements, we entered into stock warrant agreements with property owners. In 1999 and 2000, we issued warrants to purchase up to 11,163,990 shares of our common stock at an exercise price of $4.22 per share. In 2000, we issued warrants to purchase up to 366,058 shares of our common stock at an exercise price equal to the average closing stock price for the twenty days preceding the date of license execution. These warrants are exercisable for periods of five or ten years. During 2000, property owners voluntarily returned warrants to purchase 192,741 shares of our common stock that were attributable to buildings that such owners failed to deliver in accordance with their master license agreements. In December 2000, we terminated our stock warrant program and ceased offering stock warrants in exchange for license rights; however, we may grant additional warrants to prospective licensors with whom we commenced license negotiations prior to December 1, 2000. While we currently have no intention to do so, we may resume our stock warrant program in the future, depending on then-existing market conditions.

Competition

    The market for business communications services is very competitive. We face competition from providers with greater financial resources, well-established brand names, larger customer bases, and diverse strategic plans and technologies. Our competitors include the following types of providers:

In-building communications providers

    Several of our direct competitors have gained, or are pursuing, rights to provide in-building communication services to office tenants in our target markets. These companies include Allied Riser Communications, Broadband Office, Elink, Eureka GGN, Everest, Intellispace, Intermedia, OnSite Access, Phat Pipe, Teligent, Winstar and XO Communications. Because our license agreements are generally non-exclusive, substantially all of our landlord clients are free to grant access, sales and marketing rights to one or more of our competitors. It is not yet clear whether it will be profitable for two or more companies to operate in-building networks within the same property.

Metro Area Network (MAN) providers

    MAN providers, such as Cogent, FiberNet, MFN, Level 3, Telseon, WorldCom, XO Communications and Yipes, construct, manage and operate metro-area optical networks, traditionally for the purpose of providing voice and/or data transport between and among carrier colocation facilities. Because MAN providers own and control optical networks in our retail and wholesale markets, they may begin providing competitive alternatives to our retail and wholesale services if they gain access to our licensed buildings. To the extent that MAN providers gain access to our licensed buildings, we may face additional competition with respect to our wholesale and retail operations.

Local telephone companies

    Incumbent local telephone companies (ILECs) have several competitive strengths, including established brand names and reputations, and sufficient capital resources to rapidly deploy or expand communications equipment and networks. Many competitive local telephone companies (CLECs) that also possess competitive advantages market retail services and selectively construct in-building facilities within our licensed buildings. ILEC dominance, together with the proliferation of CLECs, diminish our opportunity to provide competitive local exchange services and may necessitate additional reductions in, or shrink potential margins from, our voice operations generally.

Long distance companies

    Many of the leading long distance companies, such as AT&T, Worldcom and Sprint, could begin to build their own in-building voice and data networks. Other national long distance carriers, such as Level 3, Qwest and Williams Communications, are building and managing high speed, fiber-based, national voice and data networks, and such companies may extend their networks by installing in-building facilities and equipment. Additionally, the regional Bell operating companies are now permitted to provide long distance services in territories where they are not the dominant provider of local services. These companies may also provide long distance services in the territories where they are the dominant provider of local services if they satisfy a regulatory checklist established by the Federal Communications Commission. As regional Bell operating companies are permitted to provide long distance services in territories where we operate, we could face greater price competition.

Fixed wireless service providers

    Fixed wireless service providers, such as Advanced Radio Telecom, WorldCom, XO Communications, Sprint, Teligent and Winstar, provide high speed communication services to customers using microwave or other facilities or satellite earth stations on building rooftops.

Internet service providers

    Internet service providers, such as EarthLink, Genuity, Prodigy, PSINet, Sprint, the UUNET subsidiary of Worldcom, and Verio, provide traditional and high-speed Internet access to residential and business customers, generally using existing communications infrastructure.

Digital subscriber line companies

    Digital subscriber line companies and/or their Internet service provider customers, such as Covad, Network Access Solutions, Rhythms NetConnections, and various RBOC affiliates, provide high capacity Internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow.

Cable-based service providers

    Cable-based service providers use cable television distribution systems to provide high capacity Internet access and video services.

Suppliers

    We connect our in-building networks to local, long distance and Internet service providers in order to serve our customers. In most of our markets, we connect our networks to, and lease facilities from, the local telephone company, which is usually one of the regional Bell operating companies, such as BellSouth, Verizon and SBC. Typically, we are able to secure connections for local calling service within 30 days of requesting such service, although additional delays of up to 60 days are not uncommon.

    We purchase long-distance transmission capacity from several long-distance carriers, such as ITC DeltaCom, Qwest and Worldcom. We are currently negotiating with several long distance carriers to provide interstate, intrastate and international services at more favorable rates than we have experienced in the past. Under some of these agreements, we may be required to undertake minimum revenue and/or volume commitments that are material. Typically, we are able to secure connections for long-distance service within 30 days of requesting such service.

    To provide Internet services to our customers, we purchase intralata data transmission connectivity between our licensed buildings and local points of presence from local exchange carriers. We obtain our local points of presence from colocation service providers, such as Equinix, IX2, NetRail and Switch & Data. We use broadband service providers, such as Worldcom, Level 3 and Sprint, to procure connectivity between our colocation facilities and the Internet backbone. Typically, we are able to secure connections for data transmission capacity within 30 to 60 days of requesting such service. In January 2001, we commenced negotiations to terminate 15 colocation leases with NetRail. We believe that any liabilities we incur as a result of these terminations will not be material.

    Our in-building networks contain equipment such as data switches and routers, voice switches, and other communications and video equipment that we purchase from Nortel Networks, Cisco Systems and other manufacturers. As of March 30, 2001, we do not have minimum purchase commitments with any of our manufacturers. There are alternative vendors available to us for all the types of equipment that we purchase.

    In September of 2000, we began exploring ways to converge our voice and data networks in order to reduce overall network costs and enhance network efficiency, diversity, security and capacity by means of optical and IP-based transport and technology. We are currently testing VoIP and softswitch technology in several markets, using equipment provided by Broadsoft, Cisco Systems, Nortel Networks, Riverstone and Sylantro. We were awarded "Cisco Powered Network" status in 1999, which provides us certain competitive discounts on Cisco equipment. In addition, in January 2001, Cisco Systems Capital Corporation granted us a $6.0 million lease facility to purchase additional equipment and support the development of our next generation network.

Regulation

    Our telecommunications services are subject to regulation at the federal, state and local levels. The regulations that govern communications infrastructure, transport and sales are expansive and, often, subject to multiple interpretations. Many regulations do not specifically address our precise operations and services. On the other hand, many regulations that apply to our operations are susceptible to change or cancellation as a result of ongoing administrative proceedings, litigation and new legislation. The outcome of these various proceedings, as well as any other regulatory initiatives, cannot be predicted. Future regulatory changes may have a material positive or adverse affect on our business and operations.

    In the jurisdictions in which we operate our voice business, voice communications services may be provided as a shared tenant service (STS) provider and/or competitive local exchange carrier (CLEC). If the state where the services are offered requires local voice providers to obtain certificates of public convenience or certificates of necessity as a CLEC, we provide services via Cypress Communications Operating Company, Inc., a wholly-owned subsidiary that holds all of our CLEC certifications. In jurisdictions that permit voice communications service providers to operate as a STS provider, we may provide services as either a CLEC or STS provider.

    Cypress Operating Company is certified to provide local exchange service as a CLEC in Colorado, New York, New Jersey, Pennsylvania, Missouri and Kansas. We have pending or provisional applications for CLEC authority in Maryland. As a CLEC, Cypress Operating Company has the authority to resell other carriers' local voice services. Depending on state regulations, Cypress Operating Company may also construct its own facilities or purchase network elements from incumbent local exchange carriers (ILECs) in order to provide telecommunications services. To provide local voice services as a CLEC, Cypress Operating Company obtains interconnection services from an ILEC under the ILEC's existing tariff or by separate interconnection agreement. At this time, Cypress Operating Company does not have interconnection agreements with any ILECs. Tariff rates, terms and conditions are available to Cypress Operating Company only to the extent that Cypress Operating Company is certified as a CLEC in the state where interconnection is established.

    CLECs are typically subject to a higher degree of state regulation than STS providers. Most states require that CLECs receive approval from the state's public service commission. CLECs are generally required to file tariffs setting forth the terms, conditions and prices for voice services. In addition, under federal law, including the Telecommunications Act of 1996, CLECs are subject to additional obligations, including requirements to interconnect with other carriers, to provide other carriers access to their networks, and to make the terms of their agreements available to other carriers on a non-discriminatory basis.

    We are authorized to provide voice services as a STS provider in Texas and Florida. In the balance of our existing markets, STS providers are not required to obtain specific operational authority from the state public utility commission. We choose our operational status based on a market-by-market analysis, which considers regulatory risk, costs of compliance, available service providers, service methodologies, and carrier relations.

    In the states where we provide service as a STS provider, various terms and conditions govern our operations, including:

  •
  Requirements that our services be provisioned by the ILEC.

  •
  Restrictions on how we interconnect facilities within buildings.

  •
  Limits or caps on the rates that we can charge for local voice services.

  •
  Requirements that our customers be permitted to terminate their service contracts without cause or penalty.

  •
  Requirements that we maintain a switching system, or private branch exchange, in each building or set of contiguous buildings that we serve.

  •
  Requirements that the local telephone company be permitted to provide service to any tenant in our licensed buildings.

  •
  In California, we cannot charge customers a higher rate for local voice services than we pay the local telephone company for the same services.

  •
  In Illinois, we must permit local telephone companies, upon payment of a fee, to use the communication equipment in our buildings.

  •
  In some states, such as Florida, we must register as a shared tenant service provider, file applications and periodic reports, and, in certain instances, pay immaterial fees.

  •
  In each state, we must pay universal service fees, i.e., payments to subsidize the ILEC's provision of telephone service to certain rural and other hard-to-reach areas.

    A jurisdiction's STS regulations or guidelines may not specifically address our operations. While we believe that we qualify as a STS provider in all of the jurisdictions in which we currently provide local voice services, a regulator may successfully challenge our position and require that we instead qualify as a CLEC. Additionally, jurisdictions may modify their regulations to reduce or eliminate their STS provider classification or exemption, thereby requiring us to comply with the applicable CLEC regulations.

Long Distance Voice Services

    While the law on this issue is unclear, we believe that we are not required to file tariffs with, or seek authorization from, the Federal Communications Commission (FCC) in order to provide interstate and international long distance services, provided that we adhere to certain basic rules and regulations regarding such service that are promulgated by the FCC. In some states, we must obtain authorization to provide intrastate long distance voice services. Cypress Communications or Cypress Operating Company is currently certified to provide intrastate long distance services in Florida, Indiana, Kansas, Maryland, Michigan, Missouri, New Jersey, New York, Ohio, Pennsylvania and Texas.

Data Services

    Our Internet and data services generally are not subject to federal, state or local regulation. Congress and some state legislatures have considered imposing taxes and other burdens on Internet service providers and regulating content provided over the Internet. In addition, we may be affected by certain statutes, regulations and court cases that assess liability against Internet service providers and other on-line service providers for providing information or content across their services or equipment that violates copyright, indecency, obscenity and other laws, or is defamatory, fraudulent or tortious in nature. Future regulation may have a negative impact on our ability to offer Internet services at competitive and profitable rates.

Video and Other Services

    Our video services are regulated to a far lesser extent than the video services of traditional cable operators, which receive franchises from the municipalities they serve and typically construct facilities across public rights of way. For example, our video programming rates are not regulated and we are not subject to "must carry" obligations, which require cable license franchisees to provide certain programming to customers. We are subject to some technical requirements with regard to our provision of video services, such as requirements that our facilities not cause harmful interference with certain other communications systems.

    Recent rulings of the FCC may impact our video services. For example, the FCC recently ruled that owners of multiple unit premises generally should not forbid their tenants from installing some communication devices, such as satellite dishes, on the tenant's balconies and other areas controlled by the tenant.

    We do not have any cellular or similar types of licenses. To the extent that we provide cellular or paging services, we rent or sell pagers and wireless phones and resell the services of third party wireless providers. Consequently, while we do pay some regulatory fees, we generally are not subject to federal regulation with respect to these services.

Forced Access

    Federal and state legislatures and public utility commissions regularly consider proposals to require commercial landlords to grant access to competitive communications service providers. In fact, some states, such as Massachusetts and Texas, already have mandatory access laws. These laws generally prohibit property owners from granting exclusive access to one or more buildings or restricting provider access to such building(s). The FCC has adopted a rule that, when it becomes effective, will prohibit common carriers from entering into future agreements with owners of commercial office buildings that would restrict the right of the building owner to grant other common carriers access to tenants in the building. The FCC is also considering broader rules that, among other things, would require building owners to grant access to all competitive service providers on a nondiscriminatory basis. We do not know whether, or in what form, these proposals will be adopted. If the FCC or any states in which we operate require commercial property owners to provide nondiscriminatory access to all communications providers, such laws may facilitate competitive access to buildings we serve. Such laws may, however, enable us to obtain access to buildings in which we otherwise may have been denied access.

911 and Enhanced 911

    The FCC requires certain communications providers to establish 911 service, i.e., three digit dialing access to public safety call centers for emergency services. Enhanced 911 or E911 service permits the public safety call center to identify a caller's telephone number and calling location for the dispatch of emergency personnel. 911 and E911 services are regulated at the federal, state and local level. Some states have enacted, or are likely to enact, legislation that will impose a penalty or surcharge on service providers whose telecommunications equipment does not meet or exceed the E911 requirements for the applicable jurisdiction. We currently offer, or are preparing to offer, 911 or E911 services in locations where the service is technically feasible; however, our ability to provide emergency service may be impeded by failed systems, systems that were not properly configured, systems that were not updated to reflect changes in technology or public networks, and certain other technical problems. We may incur penalties, surcharges, damages or other liabilities where, and to the extent that, we cannot provide 911 or E911 service.

Intellectual Property

    We regard certain aspects of our products, services and technology as proprietary; however, because we are not currently prosecuting any patent, trademark or copyright applications before the United States' Patent and Trademark or Copyright Offices, it may be possible for third parties to copy or use some of our intellectual property without authorization. Notwithstanding the foregoing, we regularly execute confidentiality, nondisclosure and non-competition agreements with our carriers, vendors, employees and representatives, in addition to other precautions to protect our intellectual property.

Employees

    On January 1, 2000, we had 191 full-time employees. To satisfy the requirements of our growing network, business operations and market presence, we increased our national staff and associated payroll in 2000, expanding to greater than 620 employees in the third quarter of 2000. Between November 13 and December 31, 2000, we reduced our workforce by 41 employees nationwide. On January 5, 2001, we discharged 121 additional employees, mostly as a result of closing retail offices in several markets and restructuring certain business operations. On March 21, 2001, we announced revised plans to reduce our workforce from approximately 400 employees on March 1, 2001, to approximately 200 employees by mid-2001. As of March 30, 2001, we had approximately 315 full-time employees. We anticipate additional layoffs during 2001 to achieve our goal of 200 full-time employees.

    Despite ongoing reductions in workforce, we consider our relationships with our employees to be good. Beginning on November 17, 2000, we offered severance packages to employees whose jobs were eliminated as a result of our restructuring, in each case in exchange for a separation agreement, release and promise not to sue. We intend to continue making separation payments available to employees whose jobs are eliminated as part of a reduction in force. We are not a party to any collective bargaining agreements covering any of our employees, we have never experienced any material labor disruption, and we are unaware of any current efforts or plans to organize our employees.

Item 2. Properties

    Our headquarters are located in 64,952 square feet of office space in Piedmont Center in Atlanta, Georgia, which we occupy under leases that expire in 2005 and 2007. In addition, our engineering personnel, network operating facilities and warehousing and distribution functions, are located in our network operations center, which consists of 36,503 square feet in Norcross, Georgia, under a lease that expires in January 2007. We lease 14,328 square feet of office space in the Russ Building in San Francisco, California, under a lease that expires in 2009. We lease 14,283 square feet of office space at 33 North LaSalle in Chicago, Illinois, under a lease that expires in 2006. We lease 11,260 square feet of office space at 1900 Avenue of the Stars in Los Angeles, California, under a lease that expires in 2007. We lease 10,808 square feet of office space at 330 Madison Avenue in New York, New York, under a lease that expires in 2010. We lease 10,175 square feet of office space at 1525 Wilson Boulevard in Arlington, Virginia, under a lease that expires in 2007. We lease 8,974 square feet of office space in the Colorado State Bank Building in Denver, Colorado, under a lease that expires in 2005. We lease 7,742 square feet of office space at 4851 LBJ Freeway in Dallas, Texas, under a lease that expires in 2005. We lease 7,292 square feet of office space in the Landmark Condominium in Boston, Massachusetts, under a lease that expires in 2005. We lease space in 15 additional commercial properties in the United States for general office purposes, network facilities and storage, in each instance under leases that do not contain material financial obligations.

    We are currently exploring opportunities to terminate, assign or sublease certain of our lease obligations in conjunction with ongoing reductions in workforce and retail operations, and as part of our continuing effort to cut costs, refine core business practices, streamline operations, increase productivity, and achieve positive cash flow. We may incur material one-time expenses associated with these activities, including lease termination fees, sublease or assignment fees, brokerage commissions, and tenant improvement costs.

Item 3. Legal Proceedings

    We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

    Our common stock has traded on the Nasdaq National Market under the symbol "CYCO" since our initial public offering on February 10, 2000. Prior to this date, there was no market for our common stock. On March 21, 2001, the last reported sales price of our common stock as reported on the Nasdaq National Market was $0.75. As of March 21, 2001, there were 118 holders of record of our common stock. This does not include beneficial owners for whom Cede & Co. or others act as nominee; therefore, we believe that the number of beneficial owners of our common stock at that date was substantially greater. The high and low sales prices of our common stock as reported on the Nasdaq National Market for the period since our initial public offering are set forth below.

	CYPRESS COMMUNICATIONS COMMON STOCK
	HIGH	LOW
YEAR ENDED DECEMBER 31, 2000
First Quarter	$26.69	$20.38
Second Quarter	24.50	6.00
Third Quarter	7.75	2.66
Fourth Quarter	3.13	0.66
YEAR ENDED DECEMBER 31, 2001
First Quarter (through March 21, 2001)	$1.41	$0.69

Dividend Policy

    We have not declared any cash dividends on our common stock since our inception in 1997. We currently intend to retain our earnings for future growth and, therefore, do not anticipate paying cash dividends in the foreseeable future. Under Delaware law, we are permitted to pay dividends only out of our surplus, or, if there is no surplus, out of our net profits. We currently have no debt obligations that restrict the payment of dividends. However, we may enter into debt obligations in the future that would restrict our ability to pay cash dividends.

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

    We incurred the following expenses in connection with the initial public offering:

Underwriting discounts and commissions of approximately:	$13,685,000
Other expenses of approximately:	$2,263,000

Total expenses of approximately:	$15,948,000

    No payments were made to (i) any of our directors, officers, general partners or associates, (ii) any person(s) owning 10% or more of our common stock, or (iii) any of our affiliates.

    After deducting the expenses set forth above, we received approximately $179.6 million in net proceeds from the initial public offering. Consistent with the description of the use of proceeds set forth in the prospectus contained in the Registration Statement, during 2000 we used approximately $84.0 million of the net proceeds from the initial public offering for the construction of in-building networks, the purchase of communications equipment and working capital, and general corporate purposes.

Item 6. Selected Financial Data

    The following selected financial data as of December 31, 1996, 1997, 1998, 1999 and 2000 and for the years then ended have been derived from our audited financial statements and the related notes.

    The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 1. Business," and our financial statements and related notes, all of which appear elsewhere in this report.

	Year Ended December 31,
	1996	1997	1998	1999	2000
Statement of Operations Data:
Revenue	$84,000	$709,000	$2,418,000	$7,437,000	$13,724,000
Operating expenses:
Cost of services	132,000	603,000	1,540,000	4,966,000	19,758,000
Sales and marketing (1)	12,000	449,000	1,489,000	4,007,000	17,314,000
General and administrative (2)	641,000	901,000	2,535,000	11,232,000	52,065,000
Amortization of real estate access rights	—	—	—	—	16,270,000
Depreciation and other amortization	54,000	196,000	577,000	2,198,000	9,724,000
Restructuring and other unusual and infrequent charges	—	—	—	—	64,746,000

Total operating expenses	839,000	2,149,000	6,141,000	22,403,000	179,877,000

Operating loss	(755,000)	(1,440,000)	(3,723,000)	(14,966,000)	(166,153,000)
Interest income, net	14,000	114,000	232,000	810,000	9,236,000

Loss before income taxes	(741,000)	(1,326,000)	(3,491,000)	(14,156,000)	(156,917,000)
Income tax benefit	—	—	—	—	—

Net loss	(741,000)	(1,326,000)	(3,491,000)	(14,156,000)	(156,917,000)
Beneficial conversion feature of preferred stock	—	—	—	(79,078,000)	—

Net loss available to common stockholders	$(741,000)	$(1,326,000)	$(3,491,000)	$(93,234,000)	$(156,917,000)

Net loss per share of common stock:
Basic and diluted	$(0.29)	$(0.41)	$(1.32)	$(35.22)	$(3.66)

Weighted average shares of common stock outstanding:
Basic and diluted	2,523,000	3,266,000	2,637,000	2,647,000	42,863,000

	As of December 31,
	1996	1997	1998	1999	2000
Balance Sheet Data:
Cash and cash equivalents	$448,000	$3,671,000	$11,058,000	$69,475,000	$28,108,000
Short-term investments	—	—	—	—	67,809,000
Property and equipment, net	598,000	1,610,000	6,291,000	27,028,000	101,368,000
Total assets	1,212,000	5,648,000	19,407,000	122,855,000	331,405,000
Total liabilities	183,000	613,000	2,404,000	15,869,000	25,914,000
Convertible redeemable preferred stock	—	5,977,000	21,317,000	100,278,000	—
Stockholders' (deficit) equity	1,029,000	(942,000)	(4,314,000)	6,708,000	305,491,000

(1)
Sales and marketing includes non-cash compensation expense of $0, $0, $20,000, $321,000, $862,000 in 1996, 1997, 1998, 1999, and 2000, respectively.

(2)
General and administrative includes non-cash compensation expense of $0, $0, $98,000, $1,404,000, $4,765,000 in 1996, 1997, 1998, 1999, and 2000, respectively.

    As used in the table below, adjusted EBITDA consists of net loss excluding net interest, income taxes, depreciation and amortization, non-cash compensation expense, and restructuring and other unusual and infrequent charges. We believe that because adjusted EBITDA is a measure of financial performance it is useful to investors and analysts as an indicator of a company's ability to fund its operations and to service or incur debt. However, adjusted EBITDA is not a measure calculated under generally accepted accounting principles. Other companies may calculate EBITDA, adjusted EBITDA or other similarly titled measures in a manner different from us; consequently, our calculation of adjusted EBITDA may not be comparable to other companies' calculations of EBITDA, adjusted EBITDA or other similarly titled measures. Adjusted EBITDA is not an alternative to operating income as an indicator of operating performance or an alternative to cash flows from operating activities as a measure of liquidity, and investors should consider these measures as well.

    The table below provides selected key operational data:

	Year Ended December 31,
	1996	1997	1998	1999	2000
Other Operating Data:
Net cash used in operating activities	$(639,000)	$(892,000)	$(2,915,000)	$(9,901,000)	$(57,801,000)
Net cash used in investing activities	(639,000)	(1,191,000)	(4,992,000)	(10,146,000)	(166,026,000)
Net cash provided by (used in) financing activities	1,722,000	5,306,000	15,294,000	78,464,000	182,545,000
Adjusted EBITDA	(701,000)	(1,243,000)	(3,028,000)	(11,043,000)	(69,786,000)
Capital expenditures	(519,000)	(1,191,000)	(2,887,000)	(10,365,000)	(99,545,000)
Markets served	1	2	4	12	24
Buildings served	15	19	39	116	461
Rentable square feet in buildings served	2.4 million	3.6 million	11.0 million	30.0 million	138.0 million

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We provide comprehensive broadband solutions to businesses located in commercial office buildings in select major metropolitan markets in the United States. These services include high-speed Internet access, e-mail services, web hosting services, remote Internet access, local and long distance voice services with advanced calling features, feature rich digital telephone systems and digital satellite business television. In addition, in January 2001, we began offering wholesale services to other communications providers using our existing fiber-optic network infrastructure.

    We began providing communications services and operating in-building networks in Atlanta, Georgia in June of 1996. As of December 31, 2000, we had constructed in-building networks in 562 buildings representing approximately 164 million rentable square feet in 28 major metropolitan markets. Overall, as of December 31, 2000, we have license agreements giving us the right to operate our networks in over 1,000 buildings representing more than 250 million rentable square feet.

    In January 2001, in an effort to conserve existing capital, refine core business practices, streamline operations, increase productivity and achieve positive cash flow, we reduced the scope of our retail business to 13 markets. In connection with this restructuring, we recorded a $64.7 million charge related to the impairment of certain fixed assets, the impairment of real estate access rights in markets in which we will not provide retail services for the foreseeable future, the cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communications agreements and office leases and cash severance payments to terminated employees. Of the $64.7 million charge, approximately $57.2 million is related to the impairment of fixed assets and real estate access rights, which will not adversely affect our current or future cash position. On March 21, 2001, we suspended retail business in six additional markets to concentrate our retail operations on the following metropolitan areas: Atlanta, Boston, Chicago, Dallas, Houston, Seattle, and Southern California (Los Angeles and Orange County). On March 21, 2001, we also announced plans to reduce our workforce from approximately 400 employees on March 1, 2001, to approximately 200 employees by mid-2001. We expect to incur additional restructuring charges in 2001 related to these further reductions in markets and personnel (see Note 13 and 14 to our financial statements for further information).

    We have experienced operating losses and generated negative adjusted EBITDA, as defined in "Selected Financial Data," and we expect to continue to generate losses and negative adjusted EBITDA for the near future.

Factors Affecting Future Operations

Revenue.

    We generate revenue from selling data, voice and other communication services and from renting telephone systems and other equipment to tenants in the buildings in which we own and operate networks. The majority of our revenue is generated on a monthly recurring basis. The remainder of our revenue is derived from non-recurring charges for installations and other one-time services. Our customer contracts typically range between one and seven years in length and are usually designed to coincide with our customers' office space leases. In addition, in January 2001, we began offering wholesale services to other communications providers in 28 markets where we currently have constructed in-building networks.

    We believe that our ability to generate revenue in the future will be affected primarily by the following factors, some of which we cannot control:

  •
  our decision to curtail licensing efforts, suspend construction of new in-building networks, and concentrate retail operations on Atlanta, Boston, Chicago, Dallas, Houston, Seattle, and Southern California (Los Angeles and Orange County);

  •
  our ability to successfully implement our wholesale strategy;

  •
  our ability to recruit, hire and retain qualified personnel;

  •
  our ability to obtain customers before our competitors do;

  •
  the level of competition we face from other communications providers, including price competition, which has resulted in a trend of declining prices and margins for communications services over time;

  •
  the demand for our services;

  •
  our ability to develop and market new products and services;

  •
  our ability to thoroughly examine and implement next generation technologies; and

  •
  possible regulatory changes, including regulations requiring building owners to give access to competitive providers of communications services.

    Cost of services.  Cost of services consists primarily of leased transport charges, which are lease payments to communications providers for the transmission facilities used to connect our in-building networks to incumbent local telephone companies and other competitive local and long distance carriers. Other costs include per minute charges paid to long distance providers for use of their networks, monthly fees paid to Internet providers for bandwidth and colocation services, equipment maintenance expenses, and labor costs associated with installing customer equipment and changing customers' services. We expect that these costs will decline over time as a percentage of revenue due to our restructuring, expected improvements in technology, and price competition among an increased number of vendors from which we can lease voice and data transport.

    Sales and marketing expenses.  Sales and marketing expenses include applicable employee salaries and commission payments, and marketing, advertising and promotional expenses. We expect that these costs will decline over time as a percentage of revenue due to our restructuring. Sales and marketing expenses also include the amortization of deferred compensation which is a result of our granting stock options to sales and marketing employees with exercise prices per share treated for accounting purposes as below the fair value of our common stock at the dates of grant. These stock options were granted prior to our initial public offering in February 2000. We are amortizing the deferred compensation over the vesting period of the applicable option, which is generally five years. We recognized amortization of deferred compensation expense related to sales and marketing employees of

$20,000, $321,000 and $862,000 for the years ended December 31, 1998, 1999 and 2000, respectively (see Note 4 to our financial statements). Sales and marketing expenses also include payments to building owners and operators under license agreements, as described below.

    In 1999 and 2000, we entered into master license agreements with several owners and operators of office buildings. Each master license agreement included a list of buildings owned or managed by the property owner that is a party to the agreement. In accordance with the terms of these agreements, we entered into property-specific license agreements with respect to most of the buildings listed in the master agreement. In addition to the master license agreements, we have executed license agreements with a number of other property owners on a per building basis. Under each property-specific license agreement, the property owner grants us a license to install and operate our networks in a building in return for certain license fees. The license fees are generally paid on a quarterly basis, and consist of either a fixed fee (typically between $125.00 and $500.00 per month) or a percentage of the revenue we receive from tenants in that building (typically 5% or 6% of gross revenue). The initial term of each property-specific license agreement is generally five years, with an automatic five-year extension at the end of the initial term, absent any default under the agreement. As of December 31, 2000, our aggregate minimum obligation under these agreements was approximately $2.2 million per year for the next seven years. The master license agreements and property-specific license agreements afford us the right to operate our networks in more than 1,000 buildings representing more than 250 million rentable square feet.

    General and administrative expenses.  General and administrative expenses include costs associated with the recruiting and compensation of corporate administration, customer care and technical services personnel, as well as costs of travel and entertainment, back office systems, legal, accounting and other professional services. These costs are expected to decline over time as a percentage of revenue due to our restructuring. Cost saving measures have been implemented to keep these costs under control. General and administrative expenses also include the amortization of deferred compensation which is a result of our granting stock options to general and administrative employees with exercise prices per share treated for accounting purposes as below the fair value of our common stock at the dates of grant. These stock options were granted prior to our initial public offering in February 2000. We are amortizing the deferred compensation over the vesting period of the applicable option, which is generally five years. We recognized amortization of deferred compensation expense related to general and administrative employees of $98,000, $1,404,000 and $4,765,000 for the years ended December 31, 1998, 1999 and 2000, respectively (see Note 4 to our financial statements).

    Depreciation and amortization.  Depreciation and amortization expenses include depreciation of network infrastructure and related equipment, information systems, furniture, fixtures, leasehold improvements, and the amortization of goodwill and other intangibles.

    In connection with the execution of master license agreements, we also entered into stock warrant agreements with several property owners. In November and December of 1999, we entered into agreements to issue warrants to purchase up to an aggregate of approximately 11 million shares of the Company's common stock at a price of $4.22 per share. These warrants are exercisable for periods of five to ten years. The number of warrants was based on the gross leasable area of the buildings subject to the master license agreements. Upon the completion of a due diligence period and the finalization of building schedules under the master license agreements, we recorded the fair value of these warrants as an intangible asset (real estate access rights), which is being amortized on a straight-line basis over the terms of the related license agreements, which are generally ten years. As of December 31, 1999, we had recorded approximately $23.4 million for the fair value of warrants earned through December 31, 1999. During 2000, we recorded an additional $163.4 million for the fair value of all remaining warrants earned under the 1999 warrant program. In the fourth quarter of 2000, we recorded a charge of $47.7 million to write off the value of impaired real estate access rights related to markets in which we suspended retail operations as part of our December 2000 restructuring plan (see Note 13 to our financial statements).

    During the first quarter of 2000, we entered into additional master license and stock warrant agreements with four property owners and operators. Under the terms of these agreements, we agreed to issue warrants to purchase up to an aggregate of 642,093 shares of the Company's common stock at a weighted average exercise price of $11.11 per share. These warrants are exercisable for a period of ten years. During the third quarter of 2000, we entered into additional master license and stock warrant agreements with two property owners and operators. Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of 256,811 shares of the Company's common stock at a weighted average exercise price of $4.81 per share. These warrants are exercisable for a period of 10 years. The exact number of shares of common stock underlying the warrants, which is based on the gross leasable area of the buildings set forth in the master license agreements, will be determined upon the completion of a due diligence period and the finalization of the building schedules. The measurement date for valuing the warrants will be the date(s) upon which the property owners and operators enter into communications license agreements (CLA) with the Company. Upon the signing of the CLA, the fair value of warrants earned will be recorded as real estate access rights and will be amortized over the terms of the related communications license agreements, which are expected to be ten years. Through December 31, 2000, approximately $1.0 million has been recorded as additional real estate access rights related to 366,058 warrants earned under these agreements.

    As of December 31, 2000, property owners had voluntarily returned warrants to purchase 192,741 shares of our common stock that were attributable to buildings that such owners failed to deliver in accordance with their master license agreements. The weighted average price of such returned warrants was $15.21 per share. The Company reduced its recorded real estate access rights by $2.9 million to reflect the returned warrants.

    Amortization of real estate access rights was $16.2 million for the year ended December 31, 2000. In the fourth quarter of 2000, we recorded a charge of $47.7 million to write off the value of impaired real estate access rights related to markets in which we suspended retail operations as part of our December 2000 restructuring (see Note 13 to our financial statements). As a result of this charge, the amortization of real estate access rights is expected to decline in 2001 and beyond.

    Stock Option Repricing.  On February 16, 2001, the Company's Board of Directors approved a plan to reprice certain existing stock options having an exercise price of greater than $2.52 per share. Pursuant to the plan, options to purchase 1,566,788 shares of common stock, having an original weighted average exercise price of $10.25 per share, will be repriced to $1.28 per share. In addition, options to purchase 1,619,500 shares of common stock held by certain executive officers of the Company, having an original weighted average exercise price of $5.01 per share, will be converted into (i) options to purchase 910,000 shares of common stock at $1.28 per share, and (ii) 496,700 shares of restricted common stock. The restricted stock will vest ratably over three years. The vesting schedules applicable to the employee stock options affected by this repricing and conversion did not change. Variable accounting will be required for the repriced stock options.

    Acquisition strategy.  We intend to opportunistically purse acquisitions or other strategic relationships to extend our cash position, postpone our need for additional financing, expand our customer base, achieve certain economies of scale, or grow our geographic presence. These activities could significantly impact our results of operations and require us to raise additional capital earlier than expected.

    In April 2000, the Company acquired all of the outstanding common stock of SiteConnect, Inc. ("SiteConnect"), a Seattle-based in-building communications service provider, in exchange for an aggregate of 635,654 shares of the Company's common stock, of which 37,269 shares are being held in escrow until April 2001. The acquisition was accounted for as a purchase, and accordingly, the results of operations of SiteConnect have been included since the date of acquisition in the accompanying statements of operations (see Note 6 to our financial statements).

    In September 2000, Cypress Communications and e-ffinity properties, inc. formed Cypress Canada Communications Inc. to provide in-building communications services in Canada. Cypress Communications and e-ffinity owned 51% and 49%, respectively, of Cypress Canada. Cypress Canada was originally capitalized with $5 million in cash contributed by Cypress Communications and e-ffinity based on each party's respective ownership percentage.

    In January 2001, Cypress Communications and e-ffinity agreed in principle to cease the operations of Cypress Canada and for Cypress Communications to redeem e-ffinity's original investment in the joint venture. Cypress Communications recorded a liability of $2.5 million for this expected payment.

Results of Operations

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

    Revenues.  Revenues for the year ended December 31, 2000 increased 85% to $13.7 million from $7.4 million for the same period in the prior year. $5.4 million of the increase in revenues relates to the addition of new customers and providing additional services to existing customers. $0.9 million of the increase relates to the acquisition of the assets and customers of SiteConnect in April 2000 (see Note 6 to our financial statements).

    Cost of services.  Cost of services for the year ended December 31, 2000 increased 296% to $19.8 million from $5.0 million for the same period in the prior year. The increase in cost of services was due to an increase in the number of leased facilities connecting our licensed buildings to local, long distance and Internet providers and the greater volume of voice and data traffic. As of December 31, 2000, we had installed active networks in 461 buildings versus 116 buildings installed at December 31, 1999. Active networks include constructed in-building networks that are connected to local, long distance and Internet providers for the provision of voice and/or data communication services.

    Sales and marketing expenses.  Sales and marketing expenses for the year ended December 31, 2000 increased 332% to $17.3 million from $4.0 million for the same period in the prior year. $7.6 million of this increase in expenses was due to an increase in the number of sales and marketing personnel and their related compensation and expenses; $0.5 million of this increase was due to non-cash compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant (see Note 4 to our financial statements); $1.0 million of this increase was due to increased revenue sharing payments made to property owners with whom we have license agreements; $1.1 million was due to increased travel and entertainment expenses; and $3.1 million of this increase was due to increased promotion of our services via direct marketing in our licensed buildings and a national advertising campaign.

    General and administrative expenses.  General and administrative expenses for the year ended December 31, 2000 increased 365% to $52.1 million from $11.2 million for the same period in the prior year. The increase in general and administrative expenses was due primarily to a $22.0 million increase in salaries, benefits and other expenses related to the hiring of additional personnel, a $3.4 million increase in non-cash compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant (see Note 4 to our financial statements), a $3.2 million increase in travel and entertainment expenses primarily related to marketing to property owners and operators and expenses associated with personnel traveling to oversee and conduct the installation of our networks in additional buildings, a $1.9 million increase in accounting, consulting, legal, investor relations and billing outsourcing fees, a $1.0 million increase in office supplies and postage, a $1.4 million increase in recruiting related to the hiring of additional personnel, a $3.3 million increase in office space rent, and a $4.7 million increase in other growth-driven operating expenses.

    Depreciation and amortization.  Amortization related to real estate access rights increased from $0 in 1999 to $16.3 million for year ended December 31, 2000. This amortization was related to warrants issued to property owners described in this section and in Note 8 of the financial statements. Depreciation and other amortization increased 341% to $9.7 million from $2.2 million for the same period in the prior year. $5.7 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment; $1.1 million of this increase was due to depreciation of computers and other back-office equipment; and $0.7 million of this increase was due to depreciation and amortization of tangible and intangible assets obtained through the acquisition of SiteConnect (see Note 6 to our financial statements).

    Interest income, net.  Interest income, net for the year ended December 31, 2000, increased to $9.2 million from $0.8 million for the same period in the prior year. The increase in interest income, net was due to increased investments in short-term interest bearing investments as a result of investing the proceeds of our initial public offering in the first quarter of 2000 and our Series C preferred stock offering in the fourth quarter of 1999. Interest expense was nominal in both periods.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

    Revenues.  Revenues for the year ended December 31, 1999 increased 208% to $7.4 million from $2.4 million for the same period in the prior year. $3.2 million of the increase in revenues relates to the addition of new customers and providing additional services to existing customers. $1.8 million of the increase relates to the acquisition of the assets and customers of MTS Communications Company in December 1998 (see Note 6 to our financial statements).

    Cost of services.  Cost of services for the year ended December 31, 1999 increased 223% to $5.0 million from $1.5 million for the same period in the prior year. The increase in cost of services was due to an increase in the number of our active in-building networks and the greater volume of voice and data traffic across such networks. As of December 31, 1999, we had installed active networks in 116 buildings versus 39 buildings installed at December 31, 1998.

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

    Depreciation and amortization.  Depreciation and amortization for year ended December 31, 1999 increased 281% to $2.2 million from $0.6 million for the same period in the prior year. $1.0 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment; $0.4 million of this increase was attributable to the acquisition of the assets of MTS Communications (see Note 6 to our financial statements); $0.1 million of this increase was due to depreciation of computers and other back-office equipment; and $0.1 million of this increase was due to amortization of goodwill and tenant contracts related to the acquisition of MTS Communications.

    Interest income, net.  Interest income, net for the year ended December 31, 1999 increased to $0.8 million from $0.2 million for the same period in the prior year. The increase in interest income, net was due to increased investments in short-term interest bearing investments as a result of investing the proceeds raised from our Series B preferred stock offering in September 1998 and our Series C preferred stock offering in the third quarter of 1999 (see Note 5 to our financial statements). Interest expense was nominal in both periods.

Liquidity and Capital Resources

    Cash and short-term investments were $11.1 million, $69.5 million and $95.9 million at December 31, 1998, 1999 and 2000, respectively. The results of our operations have generated a net cash outflow due to the rate at which we have grown. Cash flow from operations totaled ($2.9 million), ($9.9 million), and ($57.8 million) for the years ended December 31, 1998, 1999, and 2000, respectively. The expansion of our operating, sales and marketing, and administrative personnel, the growth of our leased network, advertising and promotional expense, office space costs, and other growth-driven operating expenses were the principal contributors to the increases in the net cash outflow between the periods. We expect this outflow to decrease as we restructure our operations.

    Cash used in investing activities was ($5.0 million), $(10.1 million), and $(166.0 million) for the years ended December 31, 1998, 1999, and 2000, respectively. In 2000, cash used in investing activities has primarily been used to build-out our in-building networks ($99.5 million), and for the purchase of short-term investments ($66.5 million). In 1999, cash used in investing activities was principally used to build-out our in-building networks ($10.4 million). In 1998, cash used in investing activities was predominantly used to build-out our in-building networks ($2.9 million) and to purchase the assets of MTS Communications ($1.9 million). As of December 31, 2000, we had made capital expenditures of $114.5 million. In 2001 and 2002, as we continue to support customer growth in our 7 retail markets and complete the implementation of our operational support system, we expect capital expenditures of approximately $15.0 million and $5.0 million, respectively.

    Cash provided by financing activities was $15.3 million, $78.5 million and $182.5 million for the years ended December 31, 1998, 1999, and 2000, respectively. Cash provided by financing activities during the year ended December 31, 2000 was primarily from the Company's initial public offering in February 2000, in which we sold 11,500,000 shares of our common stock at $17 per share, netting proceeds of approximately $179.6 million (see Note 4 to our financial statements). Cash provided by financing activities in 1999 and 1998 was primarily from our Series C (net proceeds of $78.9 million) and Series B and B-1 (net proceeds of $15.3 million) preferred stock offerings that were completed in the fourth quarter of 1999 and September of 1998, respectively (see Note 5 to our financial statements). We have used the majority of the net proceeds from our initial public offering and our preferred stock offerings for construction of in-building networks, the purchase of communications equipment, implementation and modification of information support systems, and to fund operating expenses. The remainder of the net proceeds is currently invested in short-term investments and is available for working capital and general corporate purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, technologies, services or products. However, we currently have no material commitments or agreements with respect to any of these types of transactions.

    As of December 31, 2000, we had $430,000 in capital lease obligations outstanding (including interest and taxes associated therewith). The majority of these capital lease obligations were assumed through the acquisition of the assets of MTS Communications. Our capital lease obligations contain no provisions that would limit our future borrowing ability.

    We currently have contracts with several communications providers with minimum purchase obligations for leased voice and data transport, equipment colocation, and other services under terms typically ranging from one to five years. As of December 31, 2000, these minimum purchase commitments totaled approximately $12.9 million through 2005. We will have to pay those providers even if these services are not utilized. Were we to terminate these services as of December 31, 2000, the early termination liability would be approximately $8.6 million (see Note 10 to our financial statements).

    As of December 31, 2000, we had operating lease commitments, primarily related to office space, which totaled $38.5 million (see Note 10 to our financial statements).

    Under our license agreements with property owners and/or operators of several office buildings, we are obligated to pay approximately $2.2 million in commissions per year for the next seven years (see Note 10 to our financial statements). Some of these obligations related to buildings which are located in markets where we have suspended our retail operations (see Note 13 to our financial statements).

    In December 1998, we acquired certain of the assets and business of MTS Communications, a provider of building-centric communications services in Los Angeles, California. In April 2000, we acquired all of the outstanding common stock of SiteConnect, Inc., a Seattle-based in-building communications service provider, in exchange for an aggregate of 635,654 shares of our common stock. In September 2000, we and a joint venture partner formed Cypress Canada Communications Inc. to provide in-building communications services in Canada. In January 2001, we agreed to redeem all of our joint venture partner's interest in the subsidiary, having decided to cease retail operations in Canada, except for potential wholesale operations relating to Cypress Canada's existing networks in four buildings in Toronto, Canada.

    In connection with the execution of certain license agreements, we entered into stock warrant agreements with property owners and operators. In 1999 and 2000, we issued warrants to purchase up to 11,163,990 shares of our common stock at an exercise price of $4.22 per share. In 2000, we issued warrants to purchase up to 366,058 shares of our common stock at an exercise price equal to the average closing stock price for the twenty days preceding the date of license execution. These warrants are exercisable for periods of five and ten years. During 2000, property owners voluntarily returned warrants to purchase 192,741 shares of our common stock, which were attributable to buildings that such owners failed to deliver under their master license agreements. In December 2000, we terminated our stock warrant program and ceased offering stock warrants in exchange for license rights; however, we may grant additional warrants to prospective licensors with whom we commenced license negotiations prior to December 1, 2000. While we currently have no intention to do so, we may resume our stock warrant program in the future, depending on then existing market conditions.

    As of December 31, 2000, we had constructed in-building networks in 562 buildings representing approximately 164 million rentable square feet in 28 major metropolitan areas. In January, 2001, we reduced the scope of our retail business to 13 markets, and on March 21, 2001, we suspended retail operations in 6 additional markets, having determined to concentrate our retail business in Atlanta, Boston, Chicago, Dallas, Houston, Seattle (data products and services only) and Southern California (Los Angeles and Orange County). In connection with this restructuring, we recorded a $64.7 million charge related to the impairment of certain fixed assets and real estate access rights in markets in which we will not provide retail services for the forseeable future, the cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable connection agreements and office leases, and cash severance payments to terminated employees. Of the $64.7 million charge, approximately $57.3 million is related to the impairment of fixed assets and real estate access rights, which will not adversely affect our current or future cash position. We expect to incur additional restructuring charges in 2001 related to these further reductions in markets and personnel (see Notes 13 and 14 to our financial statements). The intent of this further reduction in the scope of our business operations is to deploy our existing capital in the seven markets in which we believe we can achieve positive cash flow in the shortest amount of time. Although we will strategically disconnect circuits and remove equipment from certain buildings in 2001, we intend to maintain our existing riser facilities for the purpose of providing wholesale services in all of our 28 constructed markets, voice and data communications services in Atlanta, Boston, Chicago, Dallas, Houston and Southern California, and data communications services in Seattle. In 2001, we may consider additional reductions in operations, services and/or markets in connection with our ongoing efforts to conserve existing capital, refine core business practices, streamline operations, increase productivity, and adapt to volatile market and industry conditions. Alternatively, we may decide to expand retail and/or wholesale operations based on business opportunities and market conditions in and across our licensed markets.

    The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of many factors, some of which we cannot control. These factors include:

  •
  obtaining favorable prices for circuits and transport;

  •
  our ability to develop, acquire and integrate the necessary operational support systems;

  •
  the cost of network development in each of our markets;

  •
  demand for our services;

  •
  the nature and penetration of new services that we may offer;

  •
  the timing and extent of future acquisitions or investments, if any, and our ability to integrate these acquisitions or investments;

  •
  regulatory changes;

  •
  changes in technology and competitive developments beyond our control; and

  •
  our ability to recruit, hire and retain qualified personnel.

Recent Accounting Pronouncements

    We adopted Securities and Exchange Commission SAB No. 101, "Revenue Recognition in Financial Statements" in 2000. This did not have a material effect on our financial statements. SFAS No. 133, "Accounting for Derivatives," which is effective January 1, 2001 for the Company, did not have a material effect on our financial statements.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

WE EXPECT OUR LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

    Since our formation we have generated increasing negative adjusted EBITDA, as defined in "Selected Financial Data," and larger net losses each quarter. We have not achieved profitability and expect to continue to incur negative adjusted EBITDA and net losses for the foreseeable future. For 1998, we had adjusted EBITDA of $(3,028,000) and a net loss of $(3,491,000) on revenues of $2,418,000. For 1999, we had adjusted EBITDA of $(11,043,000) and a net loss of $(14,156,000) (excluding a non-recurring charge related to the beneficial conversion feature of the preferred stock) on revenues of $7,437,000. For 2000, we had adjusted EBITDA of $(69,786,000) (excluding a non-recurring restructuring charge related to a reduction in the scope of our operations) and a net loss of

$(156,917,000) on revenues of $13,724,000. We will need to generate significant revenue to achieve profitability, which may not occur.

OUR BUSINESS HAS GROWN RAPIDLY AND OUR BUSINESS MODEL IS STILL EVOLVING, WHICH MAKES IT DIFFICULT TO EVALUATE OUR PROSPECTS.

    We have experienced significant losses in our efforts to rapidly construct in-building networks and achieve customer penetration in our markets. Although we are reducing the number of our markets and the scope of our voice service operations, we will continue to make substantial operating and capital expenditures before we know whether our business plan can be successfully executed. As a result, there is a risk that our business will fail. Additionally, our limited operating history and periodic changes in operations make it difficult to evaluate the execution of our business model thus far. Furthermore, because the market for services of in-building communications providers is not well established, it is difficult for you to compare our company with our competitors.

THE DEMAND FOR BUNDLED COMMUNICATIONS SERVICES IS NOT ESTABLISHED, WHICH MAKES IT DIFFICULT TO PREDICT FUTURE REVENUE AND EVALUATE OUR PROSPECTS.

    The demand for bundled voice and data communication services from in-building communications providers is not established and may grow less than the demand for communications services generally, or not at all. Furthermore, our growth rate may not match the growth rate of the in-building communications market as a whole.

DESPITE OUR REVISED BUSINESS PLAN, WE MAY NEED TO RAISE ADDITIONAL FUNDS THROUGH PUBLIC OR PRIVATE EQUITY OR DEBT FINANCING.

    On January 5 and March 22, 2001, we announced plans to restructure business operations and concentrate retail sales in fewer markets in order to conserve existing capital, refine core business practices, streamline operations, increase productivity, and grow revenue in a manner that permits us to fund business operations without acquiring new or additional financing. The business and market assumptions that underlie these plans have not been tested and may be wrong. If we do not meet or exceed sales forecasts in 2001, or if our expenses are greater than we estimated, we may need to raise additional funds through public or private equity or debt financing. Market conditions may not permit additional financing or new equity, or such alternatives may be too expensive, in which case we could run out of money and our business could fail.

WE EXPECT TO INCUR SUBSTANTIAL COSTS RELATING TO CLOSING RETAIL OPERATIONS IN CERTAIN MARKETS.

    We face substantial costs and potential liabilities due to closing retail operations in our suspended markets, including sizeable costs and liabilities associated with the termination, assignment or sublease of office lease agreements, the termination of colocation lease agreements, the termination and disconnection of local, long distance and Internet circuit and transport agreements, the termination and/or transition of customer service agreements, the removal and disposition of certain assets, and potential claims by building owners for damages arising under our license agreements. Although we recorded a $64.7 million restructuring charge in the fourth quarter of 2000 to accommodate certain of these projected costs and expect to record additional restructuring charges in 2001, we cannot predict the likelihood or extent of additional liabilities arising out of these events. If our restructuring forecasts are wrong, or if we fail to control the costs, expenses and other liabilities associated with our revised business plan, we may deplete our capital resources and materially damage our financial condition.

THERE ARE SIGNIFICANT BUSINESS RISKS ASSOCIATED WITH OUR CURRENT MARKET STRATEGY.

    By curtailing retail operations, we may injure our brand and damage consumer confidence in our products and services. We may lose certain license rights as a result of our recent decisions to halt construction and limit retail operations to seven markets. By eliminating voice services in Seattle, we may diminish certain competitive advantages we had as a provider of bundled voice and data services in that market. In addition, as we decrease the size and scope of our business, we may sacrifice certain economies of scale that are central to our business model and limit future opportunities for acquisition, merger, and other strategic transactions and relationships.

THERE ARE SIGNIFICANT BUSINESS RISKS ASSOCIATED WITH REDUCING OUR WORKFORCE.

    Reductions in our workforce may be costly and disruptive. Terminated employees may seek damages or pursue other legal or equitable claims against us. As we reduce our human resources, we may be required to outsource certain important business functions or hire contractors or consultants to perform certain important tasks, which events may be costly and inefficient. In addition, ongoing reductions in workforce may adversely affect productivity, sales, customer service, network operations, billing and other critical business operations.

OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES MAY ADVERSELY AFFECT THE QUALITY OF OUR SERVICES, OUR BUSINESS AND OUR FINANCIAL CONDITION.

    As we focus our retail operations on a limited number of markets, we remain dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel in these retail markets. The competition for qualified sales, technical and managerial personnel in the communications industry is intense, and we may not be able to hire and retain sufficient qualified personnel. In this regard, we note that we do not have employment contracts with our key personnel other than an employment agreement with our Chief Executive Officer.

OUR BUSINESS WILL BE HARMED IF OUR INFORMATION SUPPORT SYSTEMS ARE NOT FURTHER DEVELOPED.

    Sophisticated information processing systems, including billing, are vital to our ability to achieve operating efficiencies. A failure of these systems could substantially impair our ability to provide services, send invoices and monitor our operations. Among the systems we have identified as requiring improvement are work-flow and customer priority management, sales and customer service. There may be other systems we have not identified that are in need of improvement. In 2000, we spent more than $11.0 million to modify or replace these systems, but our efforts are not complete. We may be unable to implement these systems on a timely basis or at all, and these systems may not perform as expected. We may also be unable to maintain and upgrade our operational support systems as necessary.

WE MUST MAINTAIN OUR IN-BUILDING NETWORK INFRASTRUCTURE AND ACCESS RIGHTS OR WE WILL FACE A SUBSTANTIAL COMPETITIVE DISADVANTAGE.

    The failure or refusal of building owners or managers to renew or preserve access rights on acceptable terms, or any deterioration in our existing relationships with building owners or managers, could harm our marketing efforts and could substantially reduce our potential customer base. Building owners or managers may elect not to renew our license agreements. Non-renewal of these agreements would reduce our revenues and may prevent us from recovering all of our infrastructure costs. In addition, we may lose certain license rights as a result of our recent decisions to halt construction and limit retail operations to seven markets. To the extent that we are not successful in maintaining our access rights and network infrastructure, the scope of our business operations and the amount of revenue derived from such operations may decrease.

IF WE FAIL TO SUCCESSFULLY CONVERGE OUR VOICE AND DATA NETWORKS, WE MAY BE AT A COMPETITIVE DISADVANTAGE RELATIVE TO OUR COMPETITORS THAT PROVIDE VOIP AND RELATED SERVICES.

    The advent of marketable VoIP technology, products and services could significantly reduce any return on our investment in traditional telephone infrastructure as and when the costs associated with providing traditional telephone services become non-competitive. Because of our investment in traditional telephone technology, we may be at a competitive disadvantage relative to companies that have concentrated their resources and operations on data networks and services.

    We may not be able to converge our voice and data networks effectively or at all. We may require additional financing that is not available in order to converge our voice and data networks. If we do not converge our voice and data network, we may be at a cost disadvantage relative to companies that provide bundled communications services across a single voice and data network.

    The market for, and commercial viability of, VoIP technology, products and services are not known. As we redirect our voice resources and operations to Internet-based networks, products and services, we are increasingly vulnerable to risks inherent in new technology, such as product launch delays, hidden costs and expenses, system and equipment integration problems, inconsistent performance, and insufficient demand. For our business to succeed, we must regularly market, sell and deploy new data products, such as VoIP or video streaming services. If such services are not marketable or commercially viable, our business could fail.

WE OPERATE IN A HIGHLY COMPETITIVE MARKET, AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AGAINST ESTABLISHED COMPETITORS WITH GREATER FINANCIAL RESOURCES AND DIVERSE STRATEGIC PLANS.

    We face competition from many communications providers with significantly greater financial resources, well-established brand names, larger customer bases and diverse strategic plans and technologies. Intense competition has led to declining prices and margins for many communications services. We expect this trend to continue as competition intensifies in the future. We expect significant competition from traditional and new communications companies, including local, long distance, cable modem, Internet, digital subscriber line, fixed and mobile wireless, and satellite data service providers, some of which are described in more detail below. If these potential competitors successfully focus on our market, we may face intense competition that could harm our business. In addition, we may also face severe price competition for building access rights, which could result in higher sales and marketing expenses and lower profit margins.

  We face competition from other in-building communications providers.

    Some competitors, such as Allied Riser Communications, Broadband Office and OnSite Access, have gained access, or are attempting to gain access, to office buildings in our target markets. To the extent these competitors are successful, we may face difficulties in building our networks and marketing our services within some of our target buildings. Because our agreements to use utility shaft space within buildings are generally not exclusive, owners of such buildings could also give similar rights to our competitors. Certain competitors already have rights to install networks in some of the buildings in which we have rights to install our networks. It is not clear whether it will be profitable for two or more companies to operate networks within the same building.

  We face competition from metro area network providers.

    Companies such as Cogent, FiberNet, MFN, Level 3, Telseon, WorldCom, XO Communications and Yipes, construct, manage and operate metro-area optical networks, traditionally for the purpose of providing voice and/or data transport between and among carrier colocation facilities. Because MAN providers own and control optical networks in our retail and wholesale markets, they may begin providing competitive alternatives to our retail and wholesale services if they gain access to our licensed buildings. By way of example, FiberNet has procured licenses, and is pursuing additional licenses, to manage communications infrastructure and access for landlords and provide in-building transport services to other carriers and communications service providers in commercial office buildings. Yipes is pursuing similar rights to provide end-to-end fiber-optic data services to office building tenants. To the extent FiberNet, Yipes and other similarly situated competitors gain access to our licensed buildings, we may face additional competition with respect to our wholesale and retail operations.

  We face competition from local telephone companies.

    Incumbent local telephone companies, including Verizon and regional Bell operating companies such as BellSouth, have several competitive advantages over us, including established brand names and reputations and significant capital to rapidly deploy or leverage existing communications equipment and broadband networks. They often market their services to tenants of buildings within our target markets and selectively construct in-building facilities. Additionally, the regional Bell operating companies are now permitted to provide long distance services in territories where they are not the dominant provider of local services. These companies may also provide long distance services in the territories where they are the dominant provider of local services if they satisfy a regulatory checklist established by the Federal Communications Commission. In December 1999, the FCC ruled that Verizon has met these requirements in New York and may provide long distance services in New York. In 2000, the FCC ruled that Southwestern Bell Telephone Company met the same requirements in Texas, Oklahoma and Kansas and may provide long distance services for calls originating in those states. It now appears that BellSouth will receive similar permission to offer long distance services in Georgia in 2001. If other regional Bell operating companies are permitted to provide long distance services in territories where we operate, we could face greater price competition.

  We face competition from long distance companies.

    Many of the leading long distance carriers, including AT&T, Worldcom and Sprint, could begin to build their own in-building voice and data networks. The newer national long distance carriers, such as Level 3, Qwest and Williams Communications, are building and managing high-speed fiber-based national voice and data networks, and such companies may extend their networks by installing in-building facilities and equipment.

  We face competition from fixed wireless service providers.

    We may lose potential customers to fixed wireless service providers. Fixed wireless service providers are communications companies who can provide high-speed communications services to customers using microwave or other facilities or satellite earth stations on building rooftops. Some of these providers have targeted small and medium-sized business customers and have a business strategy that is similar to ours. These providers include Advanced Radio Telecom, XO Communications and Winstar.

  We face competition from Internet service providers, digital subscriber line companies and cable-based service providers.

    Internet service providers, such as EarthLink, Genuity, Prodigy, PSINet, Sprint, the UUNET subsidiary of Worldcom, and Verio, provide Internet access to residential and business customers, generally using their existing communications infrastructure. Digital subscriber line companies and/or their Internet service provider customers, such as Covad, NorthPoint and Rhythms NetConnections, typically provide broadband Internet access using digital subscriber line technology, which enables data traffic to be transmitted over standard copper telephone lines at much higher speeds than these lines would normally allow. Cable-based service providers also provide broadband Internet access. These various providers may also offer traditional or Internet-based voice services to compete with us.

COMPETITORS MIGHT USE NEW OR ALTERNATIVE TECHNOLOGIES TO OFFER BETTER OR LESS EXPENSIVE SERVICES THAN WE CAN OFFER.

    In addition to the fiber-optic technology that our networks employ, there are other technologies that provide greater bandwidth than traditional copper wire transmission technology and may be used instead of our voice and data services. Furthermore, these technologies may be improved and other new technologies may develop that provide greater bandwidth than the fiber-optic based technology we utilize. Existing alternative technologies include:

  •
  Digital Subscriber Line Technology. Digital subscriber line technology was developed to produce higher data transfer rates over the existing copper-based telephone network. The data transfer rates for digital subscriber lines are reported to range between 144,000 bits of data per second and 6 million bits of data per second.

  •
  Cable Modems. Cable modems can allow users to send and receive data using cable television distribution systems. According to industry sources, cable modem users typically experience download speeds of 1.5 million bits of data per second.

  •
  Wireless Technologies. Wireless technologies, such as satellite and microwave communications systems, can provide high-speed data communications. Satellite systems can offer high download speeds that are advertised at 400,000 bits of data per second or higher.

  •
  Integrated Services Digital Networks. The incumbent local telephone companies have offered integrated services digital networks over the existing copper-based telephone network for some time. These services offer data transfer speeds of 128,000 bits of data per second.

  •
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

THE MARKET FOR OUR WHOLESALE RISER TRANSPORT SERVICES IS UNPROVEN AND WE CANNOT ACCURATELY PREDICT THE DEMAND FOR OUR WHOLESALE SERVICES OR THE ACTUAL COSTS ASSOCIATED WITH PROVIDING SUCH SERVICES.

    We are exploring opportunities to wholesale our in-building networks to other carriers as an additional source of revenue; however, this revenue is speculative and cannot be quantified or estimated at this time. For each of our wholesale-only buildings, we will need to sell riser transport services to multiple carriers and communications service providers in order to recover the substantial costs and expenses we incurred to construct our in-building networks. New regulations and market conditions may require us to provide wholesale services at lower rates or encourage carriers to construct their own facilities within our licensed buildings, in either event to our detriment.

    Our right to provide wholesale riser transport services, under our existing licenses or otherwise, may be challenged by property owners, competitive carriers, public utility commissions, the FCC or other governmental or quasi-governmental agencies. Moreover, if any such agency or other authority determines that we do not own our in-building riser facilities, that decision will have a material adverse impact on our wholesale business and opportunities to procure financing and achieve other strategic transactions.

    As of March 30, 2001, we have executed one agreement to provide wholesale riser transport services to a telecommunications carrier, however, as of this filing we have not commenced providing such services to any carriers. Further, although we have commenced discussions with several landlords regarding our opportunity to sell riser transport services to unlicensed providers, we have not reached agreement with any of such landlords with respect to this matter. If landlords refuse to provide access to unlicensed customers of our riser transport services, the scope of our wholesale strategy and potential revenues from our wholesale business may be diminished.

    Our wholesale business may expose us to additional potential liability to carriers, communications service providers, building owners and consumers. By reselling certain of our network components, providing in-building colocation services, and/or managing communications access to our licensed buildings, we are expanding the likelihood and scope of claims against us for negligence, violations of contract, law and regulation, and other causes of action.

OUR WHOLESALE STRATEGY COULD DAMAGE OUR RETAIL OPERATIONS.

    By providing wholesale riser transport services, we may increase competition within our licensed buildings. In addition, our wholesale strategy may permit competitors to provide retail services within our licensed buildings more quickly, at lesser costs, and for lower rates. These conditions may result in decreased demand for our communications services, which could harm our business.

MAINTAINING OUR IN-BUILDING NETWORK INFRASTRUCTURE IN MARKETS IN WHICH WE ONLY HAVE WHOLESALE OPERATIONS MAY RESULT IN FUTURE LOSSES.

    Although we will strategically disconnect circuits and remove equipment from certain buildings in 2001, we intend to maintain our existing riser facilities for the purpose of providing wholesale services in all of our 28 constructed markets. It may prove to be too difficult or expensive to maintain in-building networks in markets where we no longer have retail operations. It is possible that the costs and other risks associated with maintaining and reselling our in-building networks across 28 markets will exceed the revenue and other benefits derived from this strategy.

LEGISLATION AND GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS.

    Many of our services are subject to federal, state and/or local regulation. If we fail to comply with all applicable regulations or experience delays in obtaining required approvals, our business could be harmed. For example, we must make regular filings in some of the states in which we operate and could be fined if we do not timely make these filings. Additionally, compliance with these regulatory requirements may be costly. Regulations governing communications services also change from time to time in ways that are difficult to predict. Such changes may harm our business by increasing competition, decreasing revenue, increasing costs or impairing our ability to offer services.

IF OUR INTERPRETATION OF REGULATIONS APPLICABLE TO OUR OPERATIONS IS INCORRECT, WE MAY INCUR ADDITIONAL EXPENSES OR BECOME SUBJECT TO MORE STRINGENT REGULATION.

    Some of the jurisdictions where we provide services have little, if any, written regulations regarding our operations. In addition, the written regulations and guidelines that do exist in a jurisdiction may not specifically address our operations. If our interpretations of these regulations and guidelines are incorrect, we may incur additional expenses to comply with additional regulations applicable to our operations.

REGULATION OF ACCESS TO OFFICE BUILDINGS COULD NEGATIVELY AFFECT OUR BUSINESS.

    Federal and state legislatures and public utility commissions regularly consider proposals to require commercial landlords to grant access to competitive communications service providers. In fact, some states, such as Massachusetts and Texas, already have mandatory access laws. These laws generally prohibit property owners from providing exclusive access to one provider or restricting another provider's access to the property. The FCC has adopted a rule that, when it becomes effective, will prohibit common carriers from entering into future agreements with owners of commercial office buildings that would restrict the rights of building owners to permit other common carriers access to tenants in their buildings. The FCC is also considering broader rules that, among other things, would require building owners to grant access to all competitive service providers on a nondiscriminatory basis. We do not know whether, or in what form, these proposals will be adopted. If the FCC or any of the states in which we operate or intend to operate require commercial property owners to provide access to all communications providers, such laws may facilitate competitive access to buildings we serve. Such laws may, however, also enable us to obtain access to buildings in which we otherwise may have been denied access. At this time, we cannot estimate whether the impact of forced access regulations on our business operations and competitive position will be favorable or detrimental.

WE COULD FACE MORE STRINGENT AND COSTLY REGULATION IF CERTAIN JURISDICTIONS DETERMINE THAT WE ARE A COMPETITIVE LOCAL EXCHANGE CARRIER.

    A jurisdiction's STS regulations or guidelines may not specifically address our operations. While we believe that we qualify as a STS provider in all of the jurisdictions in which we currently provide local voice services, a regulator may successfully challenge our position and require that we instead qualify as a CLEC. Additionally, jurisdictions may modify their regulations to reduce or eliminate their shared tenant service provider classification, requiring us to comply with the applicable CLEC regulations.

    Competitive local telephone companies are typically subject to more stringent state regulation than shared tenant service providers. However, CLECs are able to obtain discounts from ILECs that are not available to non-CLEC entities.

    Most states require CLECs to obtain certification from the public service commission. CLECs are generally required to file tariffs setting forth the terms, conditions and prices for intrastate voice services. In addition, under federal law, including the Telecommunications Act of 1996, CLECs are subject to certain rights and obligations under their agreements with ILECs, including requirements to interconnect with other carriers, to provide other carriers access to their networks, and to make the terms of their agreements available to other carriers on a non-discriminatory basis.

WE MAY INCUR LIABILITY FOR INFORMATION DISSEMINATED THROUGH OUR NETWORK.

    We may be adversely affected by statutes, regulations and court cases that assess liability against Internet service providers and other on-line service providers for information carried on or through their services or equipment, including liability for copyright violations, indecency and/or obscenity, defamation and fraud. Future regulation may have a negative impact on our ability to offer Internet services at competitive and profitable rates.

RECENT FCC RULINGS MAY IMPACT OUR VIDEO SERVICES.

    The FCC recently ruled that owners of multiple unit premises generally cannot forbid their tenants from installing some communication devices, such as satellite dishes, on the tenant's balconies and other areas controlled by the tenant. This ruling may result in decreased demand for our video services, which could harm our business.

WE MAY INCUR PENALTIES FOR FAILURE TO SATISFY CERTAIN 911/E911 REQUIREMENTS.

    Some states have enacted, or are likely to enact, legislation that imposes penalties or surcharges on service providers whose telecommunications equipment does not meet or exceed applicable 911/E911 requirements. Such legislation may adversely impact our operations in affected jurisdictions. In addition, our ability to provide emergency service may be impeded by failed systems, systems that were not properly configured, systems that were not updated to reflect changes in technology or public networks, and certain other technical problems. We may incur penalties, surcharges, damages or other liabilities where, and to the extent that, we cannot provide 911 or E911 service.

WE MUST PURCHASE VOICE AND DATA TRANSMISSION CAPACITY FROM THIRD PARTIES WHO MAY BE UNABLE OR UNWILLING TO MEET OUR REQUIREMENTS.

    We rely upon other communications carriers, such as local telephone companies, long distance companies and Internet service providers, to provide transmission capacity to, from and among the buildings we serve, our colocation facilities and the Internet backbone. Our failure to obtain or maintain adequate connections from other carriers could delay or impede our ability to provide services and generate revenue. We have experienced, and expect to continue to experience, delays in obtaining transmission capacity. In addition, in some of our target markets, there is only one established carrier available to provide the necessary connection. This increases our cost and makes it extremely difficult, if not impossible, to obtain sufficient backup connections. Sufficient or alternative capacity may not be readily available from third parties at commercially reasonable rates, if at all. Our failure to obtain sufficient or diverse connectivity could result in an inability to provide service in certain buildings and service interruptions, which could in time lead to loss of customers and damage to our reputation. Additionally, many of the communications carriers we rely on for transmission capacity are also our direct competitors.

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

  We rely on long distance providers for transmission capacity.

    The rates that we pay long distance providers have generally been decreasing over time. These rates may, however, rise in the future as a result of changes in regulation or otherwise. Further, the rates we pay some long distance providers are contingent upon our meeting minimum volume commitments. If we fail to meet these volume requirements, our rates may rise. Increases in the rates we pay for long distance service may make it more costly for us to provide these services to our tenants.

  We rely on Internet service providers for transmission capacity.

    With respect to Internet connectivity, we obtain Internet access from Internet service providers at negotiated rates. In some instances, we must meet minimum volume commitments to receive the negotiated rates. If we fail to meet the minimum volume commitments, our rates and costs may rise. Further, Internet service providers may not provide us with access to their network facilities in a prompt and efficient manner.

  We have commitments to pay third parties for transmission capacity, regardless of whether we use their services.

    As of December 31, 2000, we have committed to pay approximately $12.9 million for services from other communications carriers through 2005. We will have to pay those carriers even if we do not use their services.

OUR BUSINESS COULD SUFFER FROM A REDUCTION OR INTERRUPTION FROM OUR EQUIPMENT SUPPLIERS.

    We purchase data routing and switching equipment from various vendors. Any reduction in or interruption of deliveries from our major equipment suppliers, such as Cisco Systems, could impair our ability to acquire or retain customers and harm our business generally. In addition, the price of the equipment we purchase may substantially increase over time, increasing the costs we pay in the future. It could take a significant period of time to establish relationships with alternative suppliers for each of our technologies and substitute their technologies into our networks.

ANY MERGERS, ACQUISITIONS OR INVESTMENTS WE MAKE COULD DISRUPT OUR BUSINESS AND BE DILUTIVE TO OUR EXISTING STOCKHOLDERS.

    We intend to consider mergers with, acquisitions of, or investments in complementary businesses, technologies, services or products. Mergers, acquisitions and investments involve numerous risks, including:

  •
  the diversion of management attention;

  •
  difficulties in assimilating the acquired business;

  •
  potential loss of key employees, particularly those of the acquired business;

  •
  difficulties in transitioning key customer relationships;

  •
  risks associated with entering markets in which we have no or limited prior experience; and

  •
  unanticipated costs.

    In addition, these mergers, acquisitions or investments may result in:

  •
  dilutive issuances of equity securities;

  •
  the incurrence of debt;

  •
  the assumption of liabilities;

  •
  large one-time expenses; and

  •
  the creation of goodwill or other intangible assets that result in significant amortization expense.

Any of these factors could materially harm our business or our operating results.

WE MAY LOSE CUSTOMERS IF WE FAIL TO MINIMIZE SERVICE INTERRUPTIONS.

    Because of our limited operating history, our ability to manage substantial increases in network traffic and sustain superior customer service is not proven. If we cannot maintain scalable, flexible, reliable, high-speed and high-capacity in-building networks, we may lose existing and potential customers. Service interruptions on our networks could also expose us to liability.

OUR NETWORKS MAY BE VULNERABLE TO UNAUTHORIZED ACCESS THAT COULD INTERFERE WITH THE PROVISION OF OUR SERVICES.

    Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems, any of which could interfere with our business. Remediating the effects of computer viruses and alleviating other security problems may require interruptions, incurrence of costs and delays or cessation of service to our customers. Unauthorized access could jeopardize the security of confidential information stored in our computer systems or those of our customers, for which we could possibly be held liable.

AS AN INTERNET ACCESS PROVIDER, WE MAY INCUR LIABILITY FOR INFORMATION DISSEMINATED THROUGH OUR NETWORK.

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

OUR AFFILIATES OWN APPROXIMATELY 55% OF THE OUTSTANDING COMMON STOCK AND THEREBY CONTROL ALL MATTERS REQUIRING A STOCKHOLDER VOTE. AS A RESULT, OUR AFFILIATES COULD PREVENT OR DELAY A CHANGE IN CONTROL.

    Our existing directors, executive officers and greater-than-five-percent stockholders and their affiliates beneficially own, in the aggregate, approximately 55% of the outstanding shares of common stock. If all of these stockholders were to vote together as a group, they would have the ability to exert significant influence over our board of directors and its policies. For instance, these stockholders would be able to control the outcome of all stockholders' votes, including votes concerning director elections, charter and by-law amendments and possible mergers, corporate control contests and other significant corporate transactions. This concentration of stock ownership could have the effect of preventing or delaying a change of control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could harm the market price of our common stock or prevent our stockholders from realizing a takeover premium over the market price for their shares of common stock.

PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND BYLAWS MAY DISCOURAGE TAKEOVER ATTEMPTS.

    Provisions in our certificate of incorporation and bylaws may have the effect of preventing or delaying a change of control or changes in our management. These provisions include:

  •
  the right of the board of directors, without stockholder approval, to issue shares of preferred stock and to establish the voting rights, preferences, and other terms of any preferred stock;

  •
  the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

  •
  the ability of the board of directors to alter our bylaws without prior stockholder approval;

  •
  the election of three classes of directors to each serve three year staggered terms;

  •
  the elimination of stockholder voting by consent;

  •
  the removal of directors only for cause;

  •
  the vesting of exclusive authority in the board of directors and specified officers (except as otherwise required by law) to call special meetings of stockholders; and

  •
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

    We have a shareholder rights plan that, subject to certain limited exceptions, entitles our stockholders to acquire additional shares of our common stock when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock. This plan could delay, deter or prevent a change of control.

MEMBERS OF OUR BOARD OF DIRECTORS SERVE ON THE BOARDS OF OUR POTENTIAL COMPETITORS, WHICH MAY CREATE CONFLICTS OF INTEREST.

    Some members of our board of directors serve as directors or officers of other communications or Internet services companies that might compete with us. To the extent that any of these companies presently offer, or at some future point begin to offer, integrated communications services similar to the services that we provide, there may be conflicts of interest between the fiduciary duties owed by these individuals to us and the duties owed to these other companies. We have not adopted specific policy guidelines to address these potential conflicts of interest, and if these conflicts of interest arise they may be resolved on terms that are not in the best interests of all of our stockholders.

FUTURE SALES AND ISSUANCES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE.

    Substantial sales of our common stock in the public market, or the perception by the market that such sales could occur, could lower our stock price or make it difficult for us to raise additional equity capital in the future. As of March 30, 2001, we had 48,576,862 shares of common stock outstanding. In addition, we have also registered 11,642,982 shares of common stock for issuance under our stock option plans and 900,000 shares of common stock under our employee stock purchase plan. As of December 31, 2000, options to purchase 7,673,443 shares of common stock were issued and outstanding, of which options to purchase 1,899,597 shares have vested. Additionally, up to 11,337,307 common shares are issuable upon the exercise of warrants that were issued to several property owners and operators pursuant to stock warrant agreements and master license agreements. These warrants are exercisable for periods of five to ten years. We cannot predict if future sales or issuances of our common stock, or the availability of our common stock for sale, will harm the market price for our common stock or our ability to raise capital by offering equity securities.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET SYSTEM IF WE DO NOT MAINTAIN CERTAIN LISTING STANDARDS.

    The general market condition for securities of technology companies, including Cypress Communications, has been severely depressed in recent quarters. During much of the fourth quarter of fiscal 2000 and the current quarter of fiscal 2001, the price of our common stock has traded at or below $1.00 per share. The rules of Nasdaq require, among other things, that our common stock maintain a minimum bid price of $1.00 per share. In light of the market conditions for technology stocks in general, and our own operating history specifically, we cannot assure you that the bid price for our common stock will not drop and remain below the $1.00 per share requirement. In addition, we cannot assure you that we will be able to meet the other requirements for listing on the Nasdaq National Market system, including the requirements relating to net tangible assets and market capitalization. If we are unable to continue to satisfy these criteria, Nasdaq may begin procedures to remove our common stock from the Nasdaq National Market system. If we are delisted from the Nasdaq National Market system, an active trading market for our common stock may no longer exist, and the ability of stockholders to buy and sell shares of our common stock may be materially impaired. In addition, the delisting of our stock could adversely affect our ability to enter into future equity financing transactions.

IMPAIRMENT OF OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS

    We regard certain aspects of our products, services and technology as proprietary; however, because we are not currently prosecuting any patent, trademark or copyright applications before the United States' Patent and Trademark or Copyright Offices, it may be possible for third parties to copy or use our intellectual property without authorization. In addition, we are aware of several other companies in our and other industries that use the word "Cypress" in their corporate names. We were unsuccessful in our attempts to secure a trademark for the name "Cypress Communications." Other companies have challenged, and may in the future challenge, our use of the word "Cypress." If such a challenge were successful, we could be required to change our name and lose the goodwill associated with the Cypress Communications name in our markets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio. We typically do not attempt to reduce or hedge the market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. As of December 31, 2000, a 100 basis point increase or decrease in the average interest rates earned on our investments would impact the fair value of our investment portfolio or related yearly income by approximately $680,000. As of December 31, 2000, we had no debt outstanding, other than capital leases.

Item 8. Financial Statements and Supplementary Data

    The financial statements and supplementary data are listed under Item 14(a) and have been filed as part of this report on the pages indicated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item 10 will be set forth in the Proxy Statement to be delivered to stockholders in connection with our Annual Meeting of Stockholders to be held on May 22, 2001, and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this Item 11 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item 12 will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this Item 13 will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  1. Financial Statements

    Our financial statements listed below have been filed as part of this report on the pages indicated:

  (a)
  2. Financial Statement Schedules

    Our schedules listed below have been filed as part of this report on the pages indicated:

Report of Independent Public Accountants as to Schedules	67
Schedule II	68

  (a)
  3. Exhibits The following exhibits either (i) are filed with this report or (ii) have previously been filed with the Securities and Exchange Commission and are incorporated in Item 14 by reference to the filing in the corresponding numbered footnote.

No.		Description

3.1		Second Amended and Restated Certificate of Incorporation. (2)
3.2		Amended and Restated Bylaws. (2)
4.1		Specimen certificate of shares of common stock, $.001 par value per share. (1)
4.2		Shareholder Rights Agreement.(2)
4.3		Amendment No. 1 to Shareholder Rights Agreement. (3)
10.1		1997 Management Option Plan. (1)
10.2		2000 Stock Option and Incentive Plan. (2)
10.3		Employee Stock Purchase Plan. (2)
10.4		Third Amended and Restated Stockholders Agreement. (1)
10.5		First Amendment to the Third Amended and Restated Stockholders Agreement. (1)
10.6		Second Amendment to the Third Amended and Restated Stockholders Agreement. (1)
10.7		Form of Master Communications License Transaction Agreement. (1)
10.8		Form of Stock Warrant Agreement entered into in November and December 1999. (1)
10.9		Series A Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of July 15, 1997. (1)
10.10		Series B and B-1 Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of September 30, 1998. (1)
10.11		Series C and C-1 Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of October 8, 1999. (1)
10.12		Series C Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of November 23, 1999. (1)
10.13		Series C Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and purchasers thereto, dated as of December 1, 1999. (1)
10.14		Series C Preferred Stock Purchase Agreement, by and among Cypress Communications, Inc. and the purchasers thereto, dated as of December 2, 1999. (1)
10.15		Binding Summary of Terms of Stock Purchase Agreement dated November 23, 1999, by and among Cypress Communications, Inc., SiteConnect, Inc. and the shareholders of SiteConnect, Inc., and the amendments thereto. (1)
10.16		Form of Indemnification Agreement for Directors and Executive Officers. (1)
10.17		Form of Executive Officer Severance Plan. (1)
10.18	*	Form of Stock Warrant Agreement entered into in fiscal 2000.
10.19	*	Non-Qualified Stock Option Agreement by and between Cypress Communications, Inc. and W. Frank Blount, dated as of May 31, 2000.
10.20	*	Restricted Stock Award Agreement by and between Cypress Communications, Inc. and W. Frank Blount, dated as of May 31, 2000.
10.21		Employment Agreement by and between Cypress Communications, Inc. and W. Frank Blount dated as of May 31, 2000. (4)
10.22	*	Form of Non-Qualified Stock Option Agreement.
10.23	*	Form of Incentive Stock Option Agreement.
10.24	*	Form of Restricted Stock Award Agreement.
23.1	*	Consent of Arthur Andersen LLP.

*
Filed herewith.

(1)
Incorporated by reference to Cypress Communications, Inc.'s Registration Statement on Form S-1 (Commission File No. 333-92011), as amended.

(2)
Incorporated by reference to Cypress Communications, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 0-29281).

(3)
Incorporated by reference to Cypress Communications, Inc.'s Current Report on Form 8-K dated March 19, 2001 (Commission File No. 0-29281).

(4)
Incorporated by reference to Cypress Communications, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (Commission File No. 0-29281).

(b)
Reports on Form 8-K
Not applicable.

(c)
See Item 14(a)(3) above.

(d)
See Item 14(a)(2) above.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

CYPRESS COMMUNICATIONS, INC.
By:	/s/ W. FRANK BLOUNT W. Frank Blount Chief Executive Officer

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.

Signature	Title

/s/ W. FRANK BLOUNT W. Frank Blount	Chief Executive Officer and Director
/s/ R. STANLEY ALLEN R. Stanley Allen	Vice Chairman and Director
/s/ WARD C. BOURDEAUX, JR. Ward C. Bourdeaux, Jr.	Executive Vice President and Director
/s/ ROBERT W. MCCARTHY Robert W. McCarthy	Chief Financial Officer and Executive Vice President
/s/ BARRY L. BONIFACE Barry L. Boniface	Director
/s/ WILLIAM P. EGAN William P. Egan	Director
/s/ LAURENCE S. GRAFSTEIN Laurence S. Grafstein	Director

/s/ RANDALL A. HACK Randall A. Hack	Director
/s/ JOHN C. HALSTED John C. Halsted	Director
/s/ JEFFREY H. SCHUTZ Jeffrey H. Schutz	Director
/s/ P. ERIC YOPES P. Eric Yopes	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cypress Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of CYPRESS COMMUNICATIONS, INC. (a Delaware corporation) and SUBSIDIARIES as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cypress Communications, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP Atlanta, Georgia
February 19, 2001
(except with respect
to Note 1 and Note
14, as to which the
date is March 21, 2001)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 1999	December 31, 2000
CURRENT ASSETS:
Cash and cash equivalents	$69,475,000	$28,108,000
Short-term investments	0	67,809,000
Accounts receivable, net of allowance for doubtful accounts of $368,000, and $470,000 in 1999 and 2000, respectively	1,665,000	2,499,000
Other receivable	0	397,000
Prepaid expenses and other	321,000	606,000

Total current assets	71,461,000	99,419,000

PROPERTY AND EQUIPMENT, net	27,028,000	101,368,000

OTHER ASSETS:
Real estate access rights, net	23,398,000	121,117,000
Other intangible assets, net	351,000	6,743,000
Other	617,000	2,758,000

Total other assets	24,366,000	130,618,000

Total assets	$122,855,000	$331,405,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,672,000	$4,081,000
Accrued expenses	2,696,000	21,403,000
Current portion of capital lease obligations	218,000	195,000

Total current liabilities	15,586,000	25,679,000
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	283,000	235,000

Total liabilities	15,869,000	25,914,000

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
$.001 par value; Series A; 1,211,000 and no shares issued and outstanding in 1999 and 2000, respectively	6,041,000	0
$.001 par value; Series B; 1,340,000 and no shares issued and outstanding in 1999 and 2000, respectively	10,706,000	0
$.001 par value; Series B-1; 580,000 and no shares issued and outstanding in 1999 and 2000, respectively	4,632,000	0
$.001 par value; Series C; 4,162,000 and no shares issued and outstanding in 1999 and 2000, respectively	78,899,000	0

Total preferred stock	100,278,000	0

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 58,621,000 and 150,000,000 shares authorized in 1999 and 2000, respectively; 2,760,000 and 48,540,000 shares issued and outstanding in 1999 and 2000, respectively	3,000	49,000
Additional paid-in capital	109,340,000	395,399,000
Deferred compensation	(27,124,000)	(19,663,000)
Warrants outstanding	23,398,000	185,187,000
Other comprehensive income	0	345,000
Accumulated deficit	(98,909,000)	(255,826,000)

Total stockholders' equity	6,708,000	305,491,000

Total liabilities and stockholders' equity	$122,855,000	$331,405,000

The accompanying notes are an integral part of these consolidated balance sheets.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 1998, 1999, and 2000

	1998	1999	2000
REVENUES	$2,418,000	$7,437,000	$13,724,000

OPERATING EXPENSES:
Cost of services	1,540,000	4,966,000	19,758,000
Sales and marketing, including noncash compensation expense of $20,000, $321,000, and $862,000 in 1998, 1999, and 2000, respectively	1,489,000	4,007,000	17,314,000
General and administrative, including noncash compensation expense of $98,000, $1,404,000, and $4,765,000 in 1998, 1999, and 2000, respectively	2,535,000	11,232,000	52,065,000
Amortization of real estate access rights	0	0	16,270,000
Depreciation and other amortization	577,000	2,198,000	9,724,000
Restructuring and other unusual and infrequent charges	0	0	64,746,000

Total operating expenses	6,141,000	22,403,000	179,877,000

OPERATING LOSS	(3,723,000)	(14,966,000)	(166,153,000)
INTEREST INCOME, net	232,000	810,000	9,236,000

LOSS BEFORE INCOME TAXES	(3,491,000)	(14,156,000)	(156,917,000)
INCOME TAX BENEFIT	0	0	0

NET LOSS	(3,491,000)	(14,156,000)	(156,917,000)
BENEFICIAL CONVERSION FEATURE OF PREFERRED STOCK (Note 5)	0	(79,078,000)	0

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,491,000)	$(93,234,000)	$(156,917,000)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(1.32)	$(35.22)	$(3.66)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	2,637,000	2,647,000	42,863,000

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

	Common Stock
			Additional Paid-In Capital	Deferred Compensation	Warrants Outstanding	Other Comprehensive Income	Accumulated Deficit	Stockholders' (Deficit) Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCE, December 31, 1997	2,637,000	$3,000	$1,240,000	$0	$0	$0	$(2,184,000)	$(941,000)	$0
Issuance of common stock options	0	0	2,297,000	(2,297,000)	0	0	0	0	0
Amortization of deferred compensation	0	0	0	118,000	0	0	0	118,000	0
Net loss	0	0	0	0	0	0	(3,491,000)	(3,491,000)	(3,491,000)

Comprehensive loss									$(3,491,000)

BALANCE, December 31, 1998	2,637,000	3,000	3,537,000	(2,179,000)	0	0	(5,675,000)	(4,314,000)	$0
Issuance of common stock	123,000	0	395,000	0	0	0	0	395,000	0
Issuance of common stock options	0	0	26,330,000	(26,330,000)	0	0	0	0	0
Amortization of deferred compensation	0	0	0	1,385,000	0	0	0	1,385,000	0
Issuance of warrants	0	0	0	0	23,398,000	0	0	23,398,000	0
Beneficial conversion feature of preferred stock (Note 5)	0	0	79,078,000	0	0	0	(79,078,000)	0	0
Net loss	0	0	0	0	0	0	(14,156,000)	(14,156,000)	(14,156,000)

Comprehensive loss									$(14,156,000)

BALANCE, December 31, 1999	2,760,000	3,000	109,340,000	(27,124,000)	23,398,000	0	(98,909,000)	6,708,000	$0
Sale of common stock	11,500,000	11,000	179,541,000	0	0	0	0	179,552,000	0
Conversion of preferred stock (Note 4)	32,815,000	33,000	100,246,000	0	0	0	0	100,279,000	0
Sale of common stock under ESOP	61,000	0	164,000	0	0	0	0	164,000	0
Exercise of common stock options	305,000	0	250,000	0	0	0	0	250,000	0
Issuance of restricted stock	500,000	1,000	2,999,000	(3,000,000)	0	0	0	0	0
Purchase of SiteConnect (Note 6)	599,000	1,000	7,908,000	0	0	0	0	7,909,000	0
Amortization of deferred compensation	0	0	0	5,412,000	0	0	0	5,412,000	0
Issuance of warrants, net	0	0	0	0	161,789,000	0	0	161,789,000	0
Forfeiture of unvested options	0	0	(5,049,000)	5,049,000	0	0	0	0	0
Unrealized gain on short-term investments	0	0	0	0	0	436,000	0	436,000	436,000
Foreign currency translation adjustment	0	0	0	0	0	(91,000)	0	(91,000)	(91,000)
Net loss	0	0	0	0	0	0	(156,917,000)	(156,917,000)	(156,917,000)

Comprehensive loss									$(156,572,000)

BALANCE, December 31, 2000	48,540,000	$49,000	$395,399,000	$(19,663,000)	$185,187,000	$345,000	$(255,826,000)	$305,491,000

The accompanying notes are an integral part of these consolidated statements

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

	1998	1999	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,491,000)	$(14,156,000)	$(156,917,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	577,000	2,198,000	25,994,000
Amortization of deferred compensation	118,000	1,725,000	5,627,000
Restructuring and other unusual and infrequent charges	0	0	64,488,000
Other	6,000	13,000	0
Noncash interest income	0	0	(849,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(917,000)	(545,000)	(677,000)
Prepaid expenses and other current assets	18,000	(294,000)	(1,610,000)
Other assets	(90,000)	(196,000)	(2,374,000)
Accounts payable and accrued expenses	864,000	1,354,000	8,517,000

Net cash used in operating activities	(2,915,000)	(9,901,000)	(57,801,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,887,000)	(10,365,000)	(99,545,000)
Purchase of assets of MTS Communications	(1,905,000)	0	0
(Advance to) repayment from MTS Communications	(200,000)	200,000	0
Purchase of short-term investments, net	0	0	(66,524,000)
Cash acquired in acquisitions	0	0	295,000
Other	0	19,000	(252,000)

Net cash used in investing activities	(4,992,000)	(10,146,000)	(166,026,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series A preferred stock, net of offering expenses	55,000	0	0
Proceeds from issuance of Series B and B-1 preferred stock, net of offering expenses	15,279,000	51,000	0
Proceeds from issuance of Series C preferred stock, net of offering expenses	0	78,895,000	0
Investment in Cypress Canada	0	0	2,450,000
Proceeds from exercise of stock options	0	55,000	250,000
Proceeds from initial public offering, net of offering costs	0	0	179,875,000
Proceeds from employee stock purchase plan	0	0	164,000
Principal payments on capital lease obligations	(40,000)	(214,000)	(194,000)
Borrowings under line of credit	500,000	0	0
Repayments of line of credit	(500,000)	0	0
Payment of initial public offering costs	0	(323,000)	0

Net cash provided by financing activities	15,294,000	78,464,000	182,545,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0	0	(85,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,387,000	58,417,000	(41,367,000)
CASH AND CASH EQUIVALENTS, beginning of year	3,671,000	11,058,000	69,475,000

CASH AND CASH EQUIVALENTS, end of year	$11,058,000	$69,475,000	$28,108,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$13,000	$13,000	$54,000

Assets acquired under capital leases	$670,000	$0	$0

Common stock issued to acquire SiteConnect	$0	$0	$7,908,000

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998, 1999, and 2000

1. Organization and Nature of Business

    Cypress Communications, Inc. and its subsidiaries ("Cypress Communications" or the "Company") provide a full range of communications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. These communications services include high speed Internet access and data services, local and long distance voice services, feature rich digital telephone systems, digital satellite business television, voicemail, e-mail, website hosting, security/monitoring services and other advanced communications services. The Company delivers these services over state-of-the-art fiber-optic, digital and broadband networks that Cypress Communications designs, constructs, owns and operates inside large- and medium-sized office buildings.

    The Company has experienced operating losses since its inception and generated negative cash flows from operations. In December 2000, the Company's board of directors approved a restructuring plan under which management expected cash on hand at December 31, 2000 to fund operations into the second quarter of 2002 (Note 13). In March 2001, the Company's board of directors approved an additional restructuring under which management expects the Company's cash on hand to fully fund operations without raising additional capital and under which the Company expects to reach positive cash flow in the second half of 2003 (Note 14). There can be no assurance that the Company's results will be in accordance with management's revised business plan.

Other Risk Factors

    The Company faces certain other risk factors, including the following: lack of abundant resources or financing, dependence on key personnel, dependence on third-party suppliers of equipment and communications services, dependence on relationships with certain property owners or operators, competition from other providers of communications services, and potential disruption of services due to system failures.

2. Summary Of Significant Accounting Policies

Basis of Presentation

    The accompanying financial statements are presented on the accrual basis of accounting using accounting principles generally accepted in the United States.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounting Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates, and such differences could be material.

Revenue Recognition

    In the current year, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The adoption did not have a material impact on Cypress Communications' current or historical financial statements.

    The Company's revenues include recurring charges for local access, long-distance, equipment rental, Internet access, digital satellite business television, voicemail, inbound 800, and other enhanced voice and data services which are recognized as services are provided. Revenues also include nonrecurring charges for installations and moves, adds, and changes which are recognized when services are provided. Installation fees represent the initial cost charged by Cypress Communications for installing voice phone lines in the tenant's premises. Move, add, and change charges are for the Company's labor and materials related to moving, adding or changing a customer's services. Revenues from these services are recognized as services are provided as they represent separate earnings processes.

Cash and Cash Equivalents

    The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

Short-Term Investments

    Short-term investments generally mature between three months and five years from the purchase date. All short-term investments are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income. Realized gains and losses were not material.

Foreign Currencies

    Assets and liabilities recorded in foreign currencies are translated at the exchange rate in effect on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses.

Property and Equipment

    Property and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to seven years). Leasehold improvements are depreciated over the lesser of the average lease term (or the term of the related license agreement) or the assets' useful lives. Depreciation expense was $546,000, $1,954,000, and $9,003,000 for the years ended December 31, 1998, 1999, and 2000, respectively. Maintenance and repairs are charged to expense as incurred. Gains or losses on disposal of property and equipment are recognized in operations in the year of disposition. There were no significant gains or losses in any periods presented.

Income Taxes

    Income taxes have been provided for using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" (Note 11). Deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting.

Intangibles

    Goodwill and certain identifiable intangibles were recorded in connection with the Company's purchase of substantially all of the assets of MTS Communications Company, Inc. and the purchase of all of the outstanding common stock of SiteConnect, Inc. (Note 6). These costs are being amortized using the straight-line method over three to ten years.

Impairment of Long-Lived Assets

    The Company reviews its long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. An impairment is recognized when the undiscounted future net cash flows estimated to be generated by the asset are insufficient to recover the current carrying value of the asset. Estimates of future cash flows are based on many factors, including current operating results, expected market trends, and competitive influences. In 2000, the Company recorded a charge for property and equipment and real estate access rights impaired by management's decision to reduce operations in certain buildings and markets (Note 13). Management believes that the remaining long-lived assets in the accompanying financial statements are appropriately valued as of December 31, 2000 following this charge (see Note 14 for additional restructuring decisions subsequent to year-end).

Fair Value of Financial Instruments

    The carrying amounts reported in the balance sheets approximate the fair values for cash, short-term investments and capital lease obligations.

    In accordance with SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," the Company estimated the fair value of the preferred stock as follows at December 31, 1999:

As of December 31, 1999
Series A	$81.8 million
Series B	$90.4 million
Series B-1	$39.1 million
Series C	$281.0 million

    The fair value of the preferred stock was based on the estimated fair value of the Company's common stock as of December 31, 1999 and the number of shares of common stock granted upon conversion. Simultaneous with the closing of the Company's initial public offering in February 2000, all outstanding shares of the Company's preferred stock automatically converted into shares of common stock (Note 4).

Segment Reporting

    The Company reports one segment, communication services, and provides an integrated package of communication products to small- and medium-sized businesses.

Accrued Expenses

    Accrued expenses relate to the following at December 31:

	1999	2000
Property and equipment additions	$17,000	$4,652,000
Compensation	1,117,000	3,179,000
Taxes	454,000	255,000
Network costs	422,000	2,610,000
Liability to investor in Cypress Canada	0	2,450,000
Restructuring	0	7,267,000
Other	686,000	990,000

	$2,696,000	$21,403,000

Net Loss Per Common Share

    Basic and diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the year. Potential common stock equivalents are excluded from the calculation of diluted net loss per share as their effect is antidilutive. Convertible redeemable preferred stock was outstanding through February 2000 (Note 4). These securities were not considered in the computation of net loss per share as the conversion was dependent upon a qualifying public offering, as defined in the preferred stock sale agreements (Note 5).

Stock Compensation

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and has adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")."

3. Property and Equipment

    Property and equipment consist of the following at December 31:

	1999	2000
System infrastructure	$10,715,000	$39,183,000
System equipment	4,137,000	20,363,000
Computer and office equipment	2,087,000	11,503,000
Leasehold improvements	989,000	15,374,000
Assets under construction	11,834,000	26,682,000

	29,762,000	113,105,000
Less accumulated depreciation and amortization	(2,734,000)	(11,737,000)

	$27,028,000	$101,368,000

4. Capital Transactions

Stock Option Plans

    In July 1997, the Company adopted the 1997 Management Option Plan (the "1997 Option Plan"). The 1997 Option Plan provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of the Company's common stock to officers, directors, and key employees responsible for the direction and management of the Company. The options expire ten years after the date of grant and vest 20% upon the first anniversary of the date of grant and 5% each subsequent quarter measured from the first anniversary of the date of grant.

    On December 21, 1999, the Company's board of directors adopted the 2000 Stock Option Plan (the "2000 Option Plan"), which was approved subsequently by the stockholders on December 23, 1999. All officers, directors, and key persons are eligible to participate in the 2000 Option Plan, subject to the discretion of a committee appointed by the board of directors. Under the 2000 Option Plan, the options expire ten years after the date of grant and vest 25% upon the first anniversary of the date of grant and 6.25% each subsequent quarter measured from the first anniversary of the date of grant. The board of directors reserved a combined 11.7 million shares for issuance under the 1997 Option Plan and the 2000 Option Plan.

    A summary of the activity related to the option plans is as follows:

	Weighted Average Shares	Weighted Average Exercise Price
Balance at December 31, 1997	1,716,000	$0.66
Granted	1,088,000	1.00
Forfeited	(77,000)	1.07

Balance at December 31, 1998	2,727,000	0.78
Granted	3,527,000	2.29
Forfeited	(311,000)	1.15
Exercised	(123,000)	0.94

Balance at December 31, 1999	5,820,000	1.64
Granted	3,132,000	9.42
Forfeited	(974,000)	7.65
Exercised	(305,000)	0.84

Balance at December 31, 2000	7,673,000	4.15

    In December 1999, the Company granted 25,655 options to purchase common stock, with an exercise price of $2.53 per share, to consultants for prior services. The options vested immediately and the consultants exercised these options prior to December 31, 1999. The Company recorded an expense of approximately $340,000 in 1999 related to this grant in accordance with SFAS No. 123.

    The following table summarizes information about the stock options outstanding at December 31, 2000:

Exercise Price	Number of Options Outstanding at December 31, 2000	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable as of December 31, 2000
$0.00 to 0.99	1,637,000	6.65	$0.67	989,000
1.00 to 1.99	1,813,000	8.23	1.08	575,000
2.00 to 2.99	1,828,000	9.03	2.54	321,000
5.00 to 5.99	229,000	9.60	5.81	0
6.00 to 6.99	1,107,000	9.42	6.08	0
7.00 to 7.99	115,000	9.50	7.33	0
9.00 to 9.99	147,000	9.47	9.88	0
15.00 to 15.99	146,000	9.33	15.38	0
17.00 to 17.99	559,000	9.05	17.00	15,000
21.00 to 21.99	92,000	9.23	21.75	0

0.67 to 21.99	7,673,000	8.43	4.15	1,900,000

4. Capital Transactions (Continued)

    The Company recorded deferred compensation of approximately $2.3 million in 1998 and approximately $26.3 million in 1999, which represents the difference between the exercise price per option and the fair value of the Company's common stock at the dates of grant. All options granted in 2000 were made with exercise prices equal to the fair market value of the Company's common stock at the grant dates. Deferred compensation is amortized over the vesting period of the stock options, which is generally four or five years. In 2000, the Company reversed approximately $5 million of deferred compensation related to the forfeiture of unvested options. The Company also reduced compensation expense in 2000 by approximately $539,000 as a result of these forfeitures.

    Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss would have been the pro forma amounts indicated below. The pro forma net loss is calculated using the Black-Scholes option pricing model using the following assumptions: risk-free interest rates of 5.28% for 1998, 6.05% for 1999, and 6.35% for 2000, expected life of 6 years for 1998, 3 1/2 years for 1999, and 3 1/2 years for 2000, dividend yield of 0%, and expected volatility of 0% for all periods prior to the Company's filing for an initial public offering and 65% for December 4, 1999 through December 31, 2000. The weighted average fair value of options granted during the years ended December 31, 1998, 1999, and 2000 was $3.22, $9.07, and $4.85 per option, respectively.

	Year Ended December 31
	1998	1999	2000
Net loss, as reported	$(3,491,000)	$(93,234,000)	$(156,917,000)
Net loss, pro forma	(3,539,000)	(93,355,000)	(158,436,000)
Net loss per common share, as reported	$(1.32)	$(35.22)	$(3.66)
Net loss per common share, pro forma	(1.34)	(35.26)	(3.70)

Shareholder Rights Plan

    In December 1999, the Company approved a stockholder rights plan. Subject to certain limited exceptions, this plan entitles the stockholders to rights to acquire additional shares of the Company's common stock when a third party acquires 15% of the Company's common stock or commences or announces its intent to commence a tender offer for at least 15% of the Company's common stock. This plan could delay, deter, or prevent a change of control.

Employee Stock Purchase Plan

    In December 1999, the board of directors and stockholders approved an employee stock purchase plan. Up to 900,000 shares of common stock may be issued under this plan. Under this plan, eligible employees may contribute up to 10% of their compensation toward the purchase of the Company's common stock at a price that is the lesser of 85% of the closing price on either the first or last day of each offering period. During 2000, employees purchased 61,000 shares under this plan at an average price of $2.69 per share.

Amendment to Certificate of Incorporation

    In September 1998, the Company amended and restated its certificate of incorporation to, among other things, increase the total number of authorized common stock and preferred stock to 20,594,088 and 3,703,566, respectively. The amendment also modified certain terms of the existing Series A preferred stock and increased the number of shares of preferred stock designated as Series A to 1,211,140.

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

    In February 2000, the Company amended and restated its certificate of incorporation to, among other things, increase the total number of authorized common stock and preferred stock to 150,000,000 and 21,000,000, respectively. The amendment designated 1,000,000 shares of the preferred stock as Series Z Junior Participating Cumulative Preferred Stock.

Stock Split

    In May 1998, the Company's board of directors and the majority stockholders approved a 2-for-1 stock split with respect to each outstanding share of common stock and Series A preferred stock. This split was effected in the form of a stock dividend that was paid in September 1998. All references to common stock and Series A share amounts have been restated to reflect this split on a retroactive basis. In February 2000, a committee appointed by the Company's board of directors approved a 4.5-for-1 stock split with respect to its outstanding common stock. All shares of common stock and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

Initial Public Offering

    On February 15, 2000, the Company completed its initial public offering. The Company sold an aggregate of 11,500,000 shares of common stock (including 1,500,000 shares which were issued upon the exercise of the underwriters' overallotment option) at a per share price of $17, for an aggregate offering price of approximately $195.5 million. After deducting offering expenses, the Company received approximately $179.6 million in net proceeds from the initial public offering. The Company is using the proceeds from the offering for the construction of in-building networks, the purchase of communications equipment and working capital and general corporate purposes.

Conversion of Preferred Stock

    Simultaneous with the closing of the Company's initial public offering, all outstanding shares of the Company's preferred stock automatically converted into 32,815,359 shares of common stock (Note 5).

New Executive Compensation

    In May 2000, in connection with an executive compensation arrangement for the Company's new CEO, the Company issued the CEO an option to acquire 1,000,000 shares of common stock with an exercise price of $6 per share, the fair market value of the Company's common stock on the date of grant. These options vest 25% upon the first anniversary of the date of grant and 6.25% each subsequent quarter measured from the first anniversary of the date of grant. Additionally, in May 2000, the Company granted the new CEO 500,000 shares of restricted common stock which vest five years from the grant date. In connection therewith, the Company recorded deferred compensation expense of $3 million, which is being amortized over the five-year vesting period. The Company also recorded charges of approximately $1.4 million, included in general and administration expense, in May 2000 related to the recruitment of the new CEO. This charge included $215,000 for the estimated fair value of a warrant issued to an executive search firm that allows the holder to purchase 116,667 shares of the Company's common stock at $11.00 per share. This warrant expires on May 30, 2003.

Stock Option Repricing

    On February 16, 2001, the Company's Board of Directors approved a plan to reprice certain existing stock options having an exercise price of greater than $2.52 per share. Pursuant to the plan, options to purchase 1,566,788 shares of common stock, having an original weighted average exercise price of $10.25 per share, will be repriced to $1.28 per share. In addition, options to purchase 1,619,500 shares of common stock held by certain executive officers of the Company, having an original weighted average exercise price of $5.01 per share, will be converted into (i) options to purchase 910,000 shares of common stock at $1.28 per share, and (ii) 496,700 shares of restricted common stock. The restricted stock will vest ratably over three years. The vesting schedules applicable to the employee stock options affected by this repricing and conversion did not change. Variable accounting will be required for the repriced stock options.

5. Convertible Redeemable Preferred Stock

Sales of Preferred Stock

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

Beneficial Conversion Charge

    In accordance with Emerging Issues Task Force ("EITF") 98-5, the Company recorded a charge in the quarter ending December 31, 1999 of approximately $79.1 million to reflect the beneficial conversion feature related to the shares of its Series C preferred stock.

Conversion of Preferred Stock

    Simultaneous with the closing of the Company's initial public offering, all outstanding shares of the Company's preferred stock automatically converted into 32,815,359 shares of common stock.

6. Acquisitions

MTS Communications

    On December 8, 1998, the Company acquired substantially all of the assets of MTS Communications, a provider of communications services in California, for total consideration of $2,574,848 consisting of $1,905,000 in cash and the assumption of certain capital lease obligations with a fair value of $670,000. The MTS acquisition was accounted for as a purchase, and the results of operations of MTS Communications have been included since the date of acquisition in the accompanying statements of operations. The purchase price was allocated as follows:

Property and equipment	$2,060,000
Tenant contracts	430,000
Goodwill	85,000

$2,575,000

    Tenant contracts and goodwill are being amortized over three years and ten years, respectively.

    Prior to the MTS Acquisition, the Company advanced $200,000 to MTS Communications in the form of a secured 8% promissory note to fund working capital requirements of MTS Communications. The note was due March 8, 1999 and was repaid in full.

    The following unaudited pro forma results of operations for the year ended December 31, 1998 assume that the MTS Acquisition occurred on January 1, 1998. The pro forma information is presented for informational purposes only and may not be indicative of the actual results had the acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

1998
Revenues	$4,485,000
Net loss	(3,875,000)
Net loss per common share	(1.47)

SiteConnect

    In April 2000, the Company acquired all of the outstanding common stock of SiteConnect, a Seattle-based in-building communications service provider, in exchange for an aggregate of 635,654 shares of the Company's common stock, of which 37,269 shares are being held in escrow until April 2001. The acquisition was accounted for as a purchase, and accordingly, the results of operations of SiteConnect have been included since the date of acquisition in the accompanying statements of operations. The preliminary allocation of the purchase price as of December 31, 2000 was as follows:

Current assets	$491,000
Property and equipment	602,000
Intangible assets:
Real estate access rights	1,470,000
Customers	219,000
Goodwill	5,407,000
Current liabilities	(281,000)

Total	$7,908,000

    The useful lives of the intangible assets acquired from SiteConnect are as follows:

Real estate access rights	10 years
Customers	3 years
Goodwill	10 years

7. Cypress Canada

    In September 2000, Cypress Communications and e-ffinity properties, inc. formed Cypress Canada Communications Inc. to provide in-building communications services in Canada. Cypress Communications and e-ffinity owned 51% and 49%, respectively, of Cypress Canada. Cypress Canada was originally capitalized with a total of $5 million in cash contributed by Cypress Communications and e-ffinity based on each party's respective ownership percentage.

    In January 2001, Cypress Communications and e-ffinity agreed in principle to cease the operations of Cypress Canada and for Cypress Communications to return e-ffinity's original investment in the joint venture. Cypress Communications recorded an accrued liability of $2.5 million at December 31, 2000 for this expected payment and reflected 100% of the net loss of Cypress Canada in the Company's statements of operations for the year ended December 31, 2000.

8. Real Estate Access Rights

    In November and December 1999, the Company entered into master license agreements and stock warrant agreements with several property owners and operators (the "1999 Warrant Program"). Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of approximately 11 million shares of the Company's common stock at a price of $4.22 per share. These warrants are exercisable for periods of five to ten years. The number of warrants earned was based on the gross leasable area of the buildings subject to the master license agreements. Upon the completion of a due diligence period and the finalization of the building schedules in the master license agreements, the final number of warrants earned was determined and the warrants were nonforfeitable. As such, in accordance with EITF 96-18, the Company recorded the fair value of these warrants as an intangible asset, real estate access rights, which is being amortized on a straight-line basis over the terms of the related license agreements, which are generally ten years. As of December 31, 1999, the Company had recorded approximately $23.4 million for the fair value of warrants earned through December 31, 1999. During 2000, the Company recorded an additional $163.4 million for the fair value of all remaining warrants earned under the 1999 Warrant Program.

    In 2000, the Company entered into additional master license agreements and stock warrant agreements with certain property owners or operators (the "2000 Warrant Program"). During the three months ended June 30, 2000, the Company entered into agreements with four property owners and operators. Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of 642,093 shares of the Company's common stock at a weighted average exercise price of $11.11 per share. During the three months ended September 30, 2000, the Company entered into agreements with two property owners and operators. Under the terms of these agreements, the Company agreed to issue warrants to purchase up to an aggregate of 256,811 shares of the Company's common stock at a weighted average exercise price of $4.81 per share. The warrants under the 2000 Warrant Program are exercisable for a period of ten years. The exact number of shares of common stock underlying the warrants, which is based on the gross leasable area of the buildings set forth in the master license agreements, will be determined upon the completion of a due diligence period and the finalization of the building schedules. Warrants earned under the 2000 Warrant Program are forfeitable until a specific communications license agreement ("CLA") is signed for a particular building. As such, in accordance with EITF 96-18, the measurement date for valuing the warrants will be the dates upon which the property owners and operators enter into a CLA with the Company. Upon signing a CLA, the fair value of the warrants attributable to such CLA is recorded as real estate access rights and is amortized over the terms of the related CLA, which is expected to be ten years. Through December 31, 2000, approximately $1.0 million has been recorded related to 366,058 warrants earned under the 2000 Warrant Program.

    As of December 31, 2000, property owners had voluntarily returned warrants to purchase 192,741 shares of our common stock that were attributable to buildings that such owners failed to deliver in accordance with their master license agreements. The weighted average price of such returned warrants was $15.21 per share. The Company reduced its recorded real estate access rights by $2.9 million to reflect the returned warrants.

    Amortization of real estate access rights was $16.3 million for the year ended December 31, 2000. In the fourth quarter of 2000, the Company recorded a charge of $47.7 million to write-off the value of real estate access rights related to retail markets where operations were suspended as part of our

December 2000 restructuring (see Note 13 to our financial statements regarding the impairment of certain real estate access rights).

9. Related-Party Transactions

    A portion of the proceeds from the Company's sales of its preferred stock was received from officers, directors, or other parties related to the Company. The sales were conducted concurrently with, and on the same terms as, those entered into with unrelated parties.

10. Commitments and Contingencies

Leases

    The Company is obligated under several operating and capital lease agreements, primarily for office space and equipment. Future annual minimum rental payments under these leases as of December 31, 2000 are as follows:

	Operating	Capital
2001	$5,970,000	$238,000
2002	6,132,000	160,000
2003	6,056,000	53,000
2004	5,934,000	25,000
2005	5,407,000	15,000
Thereafter	8,975,000	0

	$38,474,000	491,000

Less amount representing interest and taxes		(61,000)

Present value of future minimum capital lease payments		430,000
Less current portion		195,000

Long-term portion		$235,000

    Rental expense was $159,000, $629,000, and $4,087,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Commission Obligation

    The Company has entered into license agreements with property owners and/or operators of several office buildings whereby the Company has the right to provide communications services in these buildings. Under the terms of the agreements, the Company is generally obligated to pay a commission based on the greater of a base fee or a percentage of revenue earned in the related building or development. At December 31, 2000, the Company's aggregate minimum obligation under these agreements is approximately $2.2 million per year for the next seven years.

Purchase Obligation

    At December 31, 2000, the Company had contracts with several communications providers with minimum purchase obligations for leased voice and data transport, equipment colocation, and other services under terms typically ranging from one to five years. As of December 31, 2000, approximate future minimum purchase commitments were as follows:

2001	$7,823,000
2002	3,474,000
2003	984,000
2004	461,000
2005	177,000

$12,919,000

Line of Credit

    The Company entered into an agreement with Silicon Valley Bank on September 1, 1998 for a credit line totaling $500,000 bearing interest at Silicon Valley Bank's prime rate plus 1.25%. The total amount was borrowed and subsequently repaid prior to December 31, 1998. The agreement expired on April 22, 1999. Borrowings were secured by a security interest in certain of the Company's assets.

Employee Benefit Plan

    In 1997, the Company adopted a 401(k) defined contribution plan. Participants may elect to defer 15% of compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. The Company may provide matching contributions under this plan, but has not done so in the periods presented.

Employment Agreement

    The Company has an employment agreement with its CEO which provides for severance compensation in the event a change in control terminates the CEO's employment within twenty-four months of such change in control. This agreement provides a lump sum severance payment of six times the executive's base salary and three times the value of any savings and retirement benefits, welfare and fringe benefits provided to the CEO during the twelve-month period prior to termination. The Company also has a severance plan which covers its Vice Chairman, CFO and Executive Vice President of Business Development and External Affairs. This plan provides a lump sum severance payment of one and one-half times their annual base salary if they are terminated within one-year following a change of control of the Company.

Vendor Financing Agreement

    In January 2001, Cisco Systems Capital Corporation granted the Company a $6.0 million lease facility for purchases of network equipment from Cisco Systems, Inc.

Legal Proceedings

    The Company is subject to legal proceedings and claims, including employment and other matters that arise in the ordinary course of business. There are no pending legal proceedings to which the Company is a party that management believes will have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

11. Income Taxes

    The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases, which give rise to deferred tax assets and liabilities, are as follows as of December 31:

	1999	2000
Deferred income tax assets:
Net operating loss carryforwards	$7,199,000	$41,217,000
Allowance for doubtful accounts	90,000	183,000
Restructuring accrual	0	6,567,000
Stock compensation	0	220,000
Real estate access rights	0	18,583,000
Other	29,000	30,000

Total deferred income tax assets	7,318,000	66,800,000
Deferred income tax liabilities:
Depreciation	(941,000)	(1,625,000)
Valuation allowance	(6,377,000)	(65,175,000)

Net deferred income taxes	$0	$0

    The Company has provided a valuation allowance against its net deferred tax assets. The Company had approximately $53 million of federal and state net operating loss carryforwards at December 31, 2000. The net operating loss carryforwards begin to expire in the year 2017 if not previously utilized. Additionally, use of the Company's net operating losses is limited due to certain ownership changes as defined in Section 382 of the Internal Revenue Code. Utilization of existing net operating loss carryforwards may be further limited in future years if significant ownership changes occur.

    The components of the provision for income taxes for the years ended December 31, 1998, 1999, and 2000 are as follows:

	1998	1999	2000
Current	$0	$0	$0
Deferred	(1,280,254)	(4,786,353)	(58,798,000)
Increase in valuation allowance	1,280,254	4,786,353	58,798,000

Total income tax benefit	$0	$0	$0

    The differences between the federal statutory income tax rate and the Company's effective rate for the years ended December 31, 1998, 1999, and 2000 are as follows:

	1998	1999	2000
Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(5)
Permanent differences	0	4	1
Increase in valuation allowance	38	34	38

Effective rate	0%	0%	0%

12. Quarterly Financial Data (Unaudited)

    The following is a summary of the unaudited quarterly results for 1999 and 2000 (in thousands except per share data):

Quarter Ended	Operating Revenue	Operating Loss	Net Loss	Loss Per Share
December 31, 2000	$4,294	$(96,676)	$(94,945)	$(1.98)
September 30, 2000	3,589	(29,591)	(26,745)	(0.56)
June 30, 2000	3,310	(26,399)	(23,797)	(0.50)
March 31, 2000	2,531	(13,487)	(11,430)	(0.41)

2000	$13,724	$(166,153)	$(156,917)	(3.66)
December 31, 1999	$2,210	$(6,824)	$(85,260)	$(31.84)
September 30, 1999	1,934	(3,691)	(3,684)	(1.40)
June 30, 1999	1,712	(2,666)	(2,603)	(0.99)
March 31, 1999	1,581	(1,785)	(1,687)	(0.64)

1999	$7,437	$(14,966)	$(93,234)	(35.22)

13. Restructuring and Other Unusual and Infrequent Charges

    In November and December 2000, the Company reduced its workforce by 41 employees across all functions nationwide. These employees received severance payments aggregating approximately $258,000. In December 2000, the Company's board of directors committed the Company to a revised business plan that included several initiatives to extend the Company's need for additional funding into the second quarter of 2002. The revised plan included the Company's exit from several markets, as well as cost reductions through employee reduction and other measures. This plan would focus the Company's retail operations in the following markets: Atlanta, Boston, Chicago, Dallas, Denver, Houston, New Orleans, Phoenix, San Francisco, Seattle, Southern California (Los Angeles and Orange County), South Florida and Washington DC. The Company had originally targeted 28 metropolitan retail markets. The Company also decided to implement wholesale operations in all 28 markets where it has constructed in-building networks whereby the Company would sell access to its in-building networks to other communications providers.

    In connection with the revised business plan, the Company reduced its workforce by approximately 121 employees across all functional areas in January 2001.

    In connection with this restructuring, the Company recorded certain restructuring and other unusual and infrequent charges in December 2000. A detail of these charges is as follows:

Amount
Impaired real estate access rights	$47,650,000
Impaired property and equipment	9,572,000
Circuit termination charges	5,104,000
Office space leases	2,056,000
Employee severance	258,000
Other exit costs	106,000

Total	$64,746,000

    The Company recorded an impairment charge in accordance with SFAS No. 121 to write off the net book value of real estate access rights in the markets in which the Company has suspended retail services.

    The Company also recorded an impairment charge in accordance with SFAS No. 121 related to 1) property and equipment that the Company has not placed in service, no longer plans to use, and expects to sell at a discount from its net book value, and 2) property and equipment deployed in markets in which the Company does not plan to provide retail services and that the Company believes has no salvage value. Property and equipment expected to be sold was written down to its estimated fair value based upon third party quotes to purchase such property and equipment.

    Restructuring charges include the Company's estimate of costs it may incur to terminate contracts it has with communications service providers to purchase circuits and connectivity, as well as charges for office space lease commitments in abandoned markets, net of an estimate for sublease rentals. The restructuring charge also includes employee severance for employees terminated in 2000 and other exit costs. Restructuring costs were accrued in accordance with EITF 94-3.

    The Company incurred additional employee severance costs of approximately $600,000 in January 2001 related to terminations of 121 employees that met the criteria for accrual in accordance with EITF 94-3 at that time.

14. Additional Restructuring

    On March 21, 2001, the Company's board of directors approved a revised business plan under which Cypress Communications will concentrate its retail efforts on seven major metropolitan markets. In Atlanta, Boston, Chicago, Dallas, Houston and Southern California (Los Angeles and Orange County), the Company intends to continue to offer its comprehensive voice and data services. In Seattle, the Company intends to offer its data services only.

    Under this revised plan, the Company would continue plans to resell components of its in-building fiber optic network infrastructure to other communications service providers in the 28 markets in which these networks have already been constructed.

    Management has stated that it believes that, under this revised plan, the Company's cash on hand would fully fund ongoing business operations without raising additional capital and that the Company would reach positive cash flow in the second half of 2003.

    As a result of this restructuring, the Company will reduce its workforce by approximately 50%, or about 200 employees, by the middle of 2001. The Company will record restructuring charges in 2001 related to this revised business plan, including charges related to the reductions in markets and personnel and the impairment of related fixed assets and real estate access rights. As part of its ongoing efforts to streamline operations, the Company may incur additional charges which cannot be estimated currently and which may be material.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES

    We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of CYPRESS COMMUNICATIONS, INC. and SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 19, 2001 (except with respect to Note 1 and Note 14, as to which the date is March 21, 2001). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 19, 2001

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
SCHEDULE

Allowance for Doubtful Accounts:

	Beg. Balance	Charged to Expense	(Write-offs)/ Recoveries	Ending Balance
For the Year Ended December 31, 1998	$10,000	$70,000	$0	$80,000
For the Year Ended December 31, 1999	$80,000	$395,000	$(107,000)	$368,000
For the Year Ended December 31, 2000	$368,000	$803,000	$(701,000)	$470,000

Deferred Tax Asset Valuation Allowance:

	Beg. Balance	Charged to Expense	Reversals	Ending Balance
For the year ended December 31, 1998	$311,000	$1,280,000	$0	$1,591,000
For the Year Ended December 31, 1999	$1,591,000	$4,786,000	$0	$6,377,000
For the Year Ended December 31, 2000	$6,377,000	$58,798,000	$0	$65,175

Restructuring Accrual:

	Beg. Balance	Charged to Expense	Reversals/ Payments	Ending Balance
For the year ended December 31, 2000	$0	$7,525,000	$(258,000)	$7,267,000

QuickLinks

Documents Incorporated by Reference
Cypress Communications, Inc. ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2000 TABLE OF CONTENTS
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
PART I
PART II
RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the years ended December 31, 1998, 1999, and 2000
CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000
CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1998, 1999, and 2000
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES
CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES SCHEDULE