Form 10-Q
period 2001-03-31
CYPRESS COMMUNICATIONS INC
filed 2001-05-15
CIK 1043892

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2001


                         Commission file number 0-29281


                          CYPRESS COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                                   ----------


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

                                   ----------


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

The number of shares of common stock outstanding at May 1, 2001 was 49,201,000.

                  Cypress Communications, Inc. and Subsidiaries

                          QUARTERLY REPORT ON FORM 10-Q
                   For the Three Months Ended March 31, 2001

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.                                               3

          Balance Sheets as of December 31, 2000 and March 31, 2001
          (Unaudited)                                                         3

          Statements of Operations (Unaudited) for the three months
          ended March 31, 2000 and 2001                                       4

          Statements of Cash Flows (Unaudited) for the three months
          ended March 31, 2000 and 2001                                       5

          Notes to Interim Financial Statements (Unaudited) for
          the three months ended March 31, 2000 and 2001                      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.        12

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.                                             13

Item 2.       Changes in Securities and Use of Proceeds.                     13

Item 3.       Defaults Upon Senior Securities.                               13

Item 4.       Submission of Matters to a Vote of Security Holders.           13

Item 5.       Other Information.                                             13

Item 6.       Exhibits and Reports on Form 8-K.                              13

Signatures                                                                   14

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


                  CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                           DECEMBER 31,                MARCH 31,
                                                                               2000                       2001
                                                                         ---------------            -------------
                  ASSETS                                                                              (UNAUDITED)

CURRENT ASSETS:
 Cash and cash equivalents                                                  $ 28,108,000                 $ 16,986,000
 Short-term investments                                                       67,809,000                   45,167,000
 Accounts receivable, net                                                      2,499,000                    2,931,000
 Other accounts receivable                                                       397,000                      781,000
 Prepaid expenses and other                                                      606,000                      885,000
                                                                            -------------               -------------
        Total current assets                                                  99,419,000                   66,750,000
                                                                            -------------               -------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
  $11,737,000 and $15,455,000 in 2000 and 2001, respectively                 101,368,000                   99,369,000
                                                                            -------------               -------------

OTHER ASSETS:
 Real estate access rights, net                                               121,117,000                  91,102,000
 Other intangible assets, net                                                   6,743,000                   6,516,000
 Other                                                                          2,758,000                   2,712,000
                                                                            -------------               -------------
        Total other assets                                                    130,618,000                 100,330,000
                                                                            -------------               -------------
        Total assets                                                        $ 331,405,000               $ 266,449,000
                                                                            =============               =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                           $   4,081,000                 $ 3,644,000
 Accrued expenses                                                              21,403,000                  16,362,000
 Current portion of capital lease obligations                                     195,000                     416,000
                                                                            -------------               -------------
        Total current liabilities                                              25,679,000                  20,422,000

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                    235,000                     733,000
                                                                            -------------               -------------
        Total liabilities                                                      25,914,000                  21,155,000
                                                                            -------------               -------------


STOCKHOLDERS' EQUITY:
 Common stock, $.001 par value; 150,000,000 shares authorized in 2000 and 2001; 48,540,000 and 49,201,000 shares issued and outstanding
  in 2000 and 2001, respectively                                                   49,000                      49,000
Additional paid-in capital                                                    395,399,000                 388,010,000
 Warrants outstanding                                                         185,187,000                 185,187,000
 Deferred compensation                                                        (19,663,000)                (11,518,000)
 Other comprehensive income                                                       345,000                     (50,000)
 Accumulated deficit                                                         (255,826,000)               (316,384,000)
                                                                            -------------               -------------
        Total stockholders' equity                                            305,491,000                 245,294,000
                                                                            -------------               -------------
        Total liabilities and stockholders' equity                           $331,405,000                $266,449,000
                                                                            =============               =============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                  CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                                                       2000                    2001
                                                                ------------------      ------------------
REVENUES                                                             $ 2,531,000             $ 4,657,000
                                                                ------------------      ------------------
OPERATING EXPENSES:
 Cost of services                                                      2,354,000               8,168,000
 Sales and marketing, including noncash compensation
  expense of $273,000 and $170,000 in 2000 and 2001,
  respectively                                                         2,425,000               3,703,000
 General and administrative, including noncash
  compensation expense of $1,090,000 and $587,000 in
  2000 and 2001, respectively                                          7,825,000              10,954,000
 Amortization of real estate access rights                             2,382,000               3,433,000
 Depreciation and other amortization                                   1,032,000               4,188,000
 Restructuring and other unusual and infrequent charges                        0              35,910,000
                                                                ------------------      ------------------
        Total operating expenses                                      16,018,000              66,356,000
                                                                ------------------      ------------------
OPERATING LOSS                                                       (13,487,000)            (61,699,000)

INTEREST INCOME, net                                                   2,057,000               1,141,000
                                                                ------------------      ------------------
LOSS BEFORE INCOME TAXES                                             (11,430,000)            (60,558,000)

INCOME TAX BENEFIT                                                             0                       0
                                                                ------------------      ------------------
NET LOSS                                                             (11,430,000)            (60,558,000)

NET LOSS PER COMMON SHARE:
 Basic and diluted                                                       $ (0.41)                $ (1.24)
                                                                ==================      ==================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
 Basic and diluted                                                    27,746,000              48,904,000
                                                                ==================      ==================


              The accompanying notes are an integral part of these
                            consolidated statements.

                  CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001

                                                                                         2000           2001
                                                                                      -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $(11,430,000)  $(60,558,000)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and other amortization                                                  3,414,000      7,621,000
   Amortization of deferred compensation                                                1,363,000        757,000
   Restructuring and other unusual and infrequent charges                                       0     35,049,000
   Other non-cash items                                                                         0        165,000
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                             (64,000)      (432,000)
     Prepaid expenses and other current assets                                           (407,000)       (48,000)
     Other assets                                                                        (128,000)       (15,000)
     Accounts payable and accrued expenses                                              1,266,000     (4,419,000)
                                                                                     ------------    -----------
     Net cash used in operating activities                                             (5,986,000)   (21,880,000)
                                                                                     ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (19,630,000)    (8,754,000)
  Sale of short-term investments                                                                0     22,105,000
  Other                                                                                  (252,000)             0
                                                                                     ------------    -----------
      Net cash (used in) provided by investing activities                             (19,882,000)    13,351,000
                                                                                     ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Return of investment in Cypress Canada                                                         0     (2,333,000)
 Proceeds from exercise of stock options                                                  191,000              0
 Principal payments on capital lease obligations                                          (57,000)       (83,000)
 Proceeds from initial public offering, net of offering costs                         180,604,000              0
                                                                                     ------------    -----------
     Net cash provided by (used in) financing activities                              180,738,000     (2,416,000)
                                                                                     ------------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                         0       (177,000)
                                                                                     ------------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      154,870,000    (11,122,000)
CASH AND CASH EQUIVALENTS, beginning of period                                         69,475,000     28,108,000
                                                                                     ------------    -----------
CASH AND CASH EQUIVALENTS, end of period                                             $224,345,000    $16,986,000
                                                                                     ============    ===========
SUPPLEMENTAL DISCLOSURES:
  Assets acquired under capital leases                                               $          0    $   802,000
                                                                                     ============    ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

                  CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 2001

1. ORGANIZATION AND NATURE OF BUSINESS

    Cypress Communications, Inc. and its subsidiaries ("Cypress Communications" or the "Company") provide a full range of broadband communications services to businesses in multi-tenant office buildings located in select major metropolitan markets within the United States. These communications services include high speed Internet access and data services, local and long distance voice services, feature rich digital telephone systems, digital satellite business television, voicemail, e-mail, website hosting, security/monitoring services and other advanced communications services. The Company delivers these services over state-of-the-art fiber-optic, digital and broadband networks that Cypress Communications designs, constructs, owns and operates inside large- and medium-sized office buildings. In addition, in January 2001, the Company began offering wholesale services to other communications providers using our existing fiber-optic and copper network infrastructure.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Annual Report on Form 10-K of Cypress Communications for the year ended December 31, 2000. Operating results for the three-month period ended March 31, 2001 are not necessarily an indication of the results that may be expected for the year ended December 31, 2001.


3. CAPITAL TRANSACTIONS

STOCK OPTION REPRICING

    On February 16, 2001, the Company's board of directors approved a plan to reprice certain existing stock options having an exercise price of greater than $2.52 per share. Pursuant to the plan, options to purchase 1,566,788 shares of common stock, having an original weighted average exercise price of $10.25 per share, were repriced to an exercise price of $1.28 per share. In addition, options to purchase 1,619,500 shares of common stock held by certain executive officers of the Company, having an original weighted average exercise price of $5.01 per share, were converted into (i) options to purchase 910,000 shares of common stock at $1.28 per share, and (ii) 496,700 shares of restricted common stock. The Company recorded deferred compensation of $528,000 for the restricted stock, which is being amortized over the three year vesting period. The vesting schedules applicable to the employee stock options affected by this repricing and conversion did not change. The Company accounted for the repriced stock options under the variable accounting method. For the three-month period ending March 31, 2001, Cypress Communications was not required to record any incremental compensation expense related to the repriced options, as the fair value of the Company's common stock was below $1.28 per share as of March 31, 2001.

4. EXECUTIVE COMPENSATION

    On February 16, 2001, Cypress Communications granted 165,000 shares of restricted common stock under an executive compensation agreement with its Chief Executive Officer and, in connection therewith, recorded deferred compensation expense of $175,000, which is being amortized over a 51-month vesting period. According to the terms of the agreement, one-half of the shares would vest if and when the Company's management established and the Company's board of directors approved a fully funded business plan. The vesting of the remaining half of the shares will be accelerated if the Company's closing sales price of common stock exceeds six dollars per share adjusted for stock split, stock dividend, or recapitalization. On March 21, 2001, one-half of the shares vested as a result of the Company's board of director's approval of the Company's fully-funded business plan.

For the three-months ended March 31, 2001, the Company recorded amortization expense of $90,000 for these restricted shares.

5. CYPRESS CANADA

    In September 2000, Cypress Communications and e-ffinity properties, inc. ("e-ffinity") formed Cypress Canada Communications Inc. to provide in-building communications services in Canada. Cypress Communications and e-ffinity owned 51% and 49%, respectively, of Cypress Canada. Cypress Canada was originally capitalized with a total of $5 million in cash contributed by Cypress Communications and e-ffinity based on each party's respective ownership percentage.

    In January 2001, Cypress Communications and e-ffinity agreed to cease the operations of Cypress Canada and for Cypress Communications to return e-ffinity's original investment in the joint venture. In March 2001, Cypress Communications returned $2.3 million to e-ffinity representing e-ffinity's initial investment in Cypress Canada plus interest earned.

6. RESTRUCTURING AND OTHER UNUSUAL AND INFREQUENT CHARGES

    In December 2000, the Company's board of directors committed the Company to a revised business plan that included several initiatives that were designed to extend the Company's need for additional funding into the second quarter of 2002. The revised plan included the Company's exit from several markets, as well as cost reductions through employee reduction and other measures. This plan would focus the Company's retail operations in the following markets: Atlanta, Boston, Chicago, Dallas, Denver, Houston, New Orleans, Phoenix, San Francisco, Seattle, Southern California (Los Angeles and Orange County), South Florida and Washington DC. The Company had originally targeted 28 metropolitan retail markets. The Company also decided to implement wholesale operations in all 28 markets where it had constructed in-building networks whereby the Company would sell access to its in-building networks to other communications providers. In December 2000, the Company recorded a special charge of $64.7 million related to this restructuring.

   In the December 2000 restructuring charge, the Company recorded a $2,056,000 accrual for office space lease commitments in markets in which the Company suspended retail services, net of estimated sublease revenues. This accrual was based upon company estimates which were considered most likely at the time. In March 2001, the Company revised this estimate based on changes in expected sublease revenues and lease termination charges. This resulted in a change in estimate of the December 2000 charge related to office space commitments. The restructuring accrual for such commitments was reduced to $526,000, requiring the reversal of $1,530,000 of the accrual in March 2001.

    On March 21, 2001, the Company's board of directors approved a revised business plan under which Cypress Communications will concentrate its retail efforts on seven major metropolitan markets. In Atlanta, Boston, Chicago, Dallas, Houston, and Southern California (Los Angeles and Orange County), the Company intends to continue to offer its comprehensive voice and data services. In Seattle, the Company intends to offer its data services only.

    In connection with the revised business plan, the Company announced a reduction of its workforce by 187 employees across all functional areas during the three-months ending March 31, 2001. The Company recorded certain restructuring and other unusual and infrequent charges in March 2001. A detail of these charges is as follows:

                                                                                  AMOUNT
                                                                                  ------
         Impaired real estate access rights.....................................$26,583,000
         Impaired property and equipment........................................  4,858,000
         Circuit termination charges............................................  1,968,000
         Office space leases....................................................  2,556,000
         Employee severance.....................................................  1,475,000
                                                                                ------------

         Total..................................................................$37,440,000
                                                                                -----------


    The Company recorded an impairment charge in accordance with SFAS No. 121 to write off the net book value of real estate access rights in the markets in which the Company has suspended retail services.

    The Company also recorded an impairment charge in accordance with SFAS No. 121 related to i) property and equipment that the Company has not placed in service, no longer plans to use, and expects to sell at a discount from its net book value, and ii) property and equipment deployed in markets in which the Company does not plan to provide retail services and that the Company believes has no salvage value. Property and equipment expected to be sold was written down to its estimated fair value based upon third party quotes to purchase such property and equipment.

    Restructuring charges include the Company's estimate of costs it may incur to terminate contracts it has with communications service providers to purchase circuits and connectivity, as well as charges for office space lease commitments in markets where the Company has exited retail operations, net of an estimate for sublease rentals. The restructuring charge also includes employee severance for employees terminated in the three-months ending March 31, 2001. Restructuring costs were accrued in accordance with EITF 94-3.

7.  COMMITMENTS

    Certain communication license agreements include the requirement to pay the property owner or operator a base fee. As of March 31, 2001, the aggregate minimum obligation under these agreements was approximately $2.2 million per year for approximately the next seven years.

    In 2001, the Company entered into additional capital lease agreements to finance the purchase of computer hardware related to the implementation of its operational support system. As of March 31, 2001, future minimum lease obligations under these new agreements were $239,000, $319,000 and $319,000 for 2001, 2002 and 2003 respectively.

    The Company currently has contracts with several communications providers with minimum purchase obligations for leased transport under terms typically ranging from two to five years. As of March 31, 2001, approximate future minimum purchase commitments were as follows:

         2001...................................................................$  5,725,000
         2002...................................................................   3,474,000
         2003...................................................................     984,000
         2004...................................................................     461,000
         2005...................................................................     177,000
                                                                                ------------
                                                                                $ 10,821,000
                                                                                ============

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the Federal securities laws. Forward-looking statements include all statements, estimates, projections, expectations or predictions about future events and often include words such as "estimate," "projects," "will," "targets," "expects," "believe," "is designed to" and other words or expressions indicating statements about the future. Without limiting the foregoing, forward-looking statements in this report include statements relating to the company's plans, objectives, expectations and prospects under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." Reliance should not be placed on forward-looking statements because they involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties, include, among other things whether the company will achieve targeted cost reductions and greater operational efficiencies as a result of its revised business plan, the effects of focusing on a limited number of markets, whether the company will be successful in implementing its wholesale strategy, the company's ability to manage its restructuring, the amount and timing of restructuring charges, the ability to successfully sell voice and data services, whether the company will be successful in improving its operations, provisioning and other core processes, the effect of new regulations governing communications access and services, and other risks and uncertainties detailed from time to time in the company's Securities and Exchange filings. The company disclaims any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    We provide a full range of broadband communication services to businesses located in commercial office buildings in select major metropolitan markets in the United States. These services include high speed Internet access and data services, local and long distance voice services, feature rich digital telephone systems, digital satellite business television, voicemail, e-mail, website hosting, security/monitoring services and other advanced communications services. In addition, in January 2001, we began offering wholesale services to other communications providers using our existing fiber-optic and copper network infrastructure.

    We began providing communications services and operating in-building networks in Atlanta, Georgia in June of 1996. As of March 31, 2001, we had constructed in-building networks in 562 buildings representing approximately 164 million rentable square feet in 28 major metropolitan markets. Overall, as of March 31, 2001, we had license agreements giving us the right to operate our networks in over 1,000 buildings representing more than 250 million rentable square feet.

    In January 2001, in an effort to conserve existing capital, refine core business practices, streamline operations, increase productivity and shorten the time needed to achieve positive cash flow, we reduced the scope of our retail business to 13 markets. In connection with this restructuring, we recorded a $64.7 million charge in the fourth quarter of 2000 related to the impairment of certain fixed assets, the impairment of real estate access rights in markets in which we suspended retail services for the foreseeable future, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communications agreements and office leases and cash severance payments to terminated employees.

     On March 21, 2001, we suspended retail business in six additional markets to concentrate our retail operations on the following metropolitan areas:
Atlanta, Boston, Chicago, Dallas, Houston, Seattle, and Southern California (Los Angeles and Orange County). On March 21, 2001, we also announced plans to reduce our workforce from approximately 400 employees on March 1, 2001, to approximately 200 employees by mid-2001. In connection with this further restructuring, we recorded a $35.9 million charge in the first quarter of 2001 related to the impairment of certain fixed assets, the impairment of real estate access rights in the six additional markets in which we suspended retail operations for the foreseeable future, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communications agreements and office leases and cash severance payments to terminated employees (see Note 6 to our financial statements for further information). We expect to incur additional restructuring charges in 2001 related to the personnel reductions announced in March 2001.

Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

    Revenues. Revenues for the three months ended March 31, 2001 increased 84% to $4.7 million from $2.5 million for the same period in the prior year. $2.0 million of the increase in revenues relates to the addition of new customers and providing additional services to existing customers. $0.2 million of the increase relates to the acquisition of the assets and customers of SiteConnect in April 2000.

    Cost of services. Cost of services for the three months ended March 31, 2001 increased 247% to $8.2 million from $2.4 million for the same period in the prior year. The increase in cost of services was due to an increase in the number of our active in-building networks and the greater volume of voice and data traffic. As of March 31, 2001, we had installed active networks in 418 buildings versus 200 buildings installed at March 31, 2000. Active networks include constructed in-building networks that are connected to local, long distance and Internet providers for the provision of voice and/or data communication services.
                                                                          PAGE 9

    Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2001 increased 53% to $3.7 million from $2.4 million for the same period in the prior year. $0.9 million of this increase in expenses was due to an increase in the number of sales and marketing personnel and their related compensation and expenses; $0.4 million of this increase was due to increased revenue sharing payments made to property owners with whom we have license agreements

    General and administrative expenses. General and administrative expenses for the three months ended March 31, 2001 increased 40% to $11.0 million from $7.8 million for the same period in the prior year. The increase in general and administrative expenses was due to a $2.2 million increase in salaries, benefits and other expenses related to the hiring of additional personnel, a $1.1 million increase in office space rent, a $0.9 million increase in accounting, consulting and legal fees. This increase was offset by a $0.5 million decrease in non-cash compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant due to employee turnover, a $0.2 million decrease in recruiting fees and a $0.3 million decrease in various operating expenses as the company continues to restructure operations and reduce costs.

    Amortization of Real Estate Access Rights. Amortization of real estate access rights for the three months ended March 31, 2001 increased 44% to $3.4 million from $2.4 million for the same period in the prior year. The amortization of real estate access rights represents the amortization of the value of warrants issued to property owners or operators over the terms of the related license agreements, which are generally ten years.

    Depreciation and other amortization. Depreciation and other amortization for the three months ended March 31, 2001 increased 306% to $4.2 million from $1.0 million for the same period in the prior year. $2.4 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment; $0.6 million of this increase was due to depreciation of computers and other back-office equipment; and $0.2 million of this increase was due to depreciation and amortization of tangible and intangible assets obtained through the acquisition of SiteConnect.

  Restructuring and other unusual and infrequent charges. In the first quarter of 2001, we recorded a $37.4 million restructuring charge related to the impairment of certain fixed assets, the impairment of real estate access rights, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communication agreements and office leases and cash severance payments to terminated employees. We also revised our fourth quarter 2000 estimate of terminating office leases by ($1.5 million) based on more favorable results than expected in negotiating the termination or subleasing of several office space leases in April and May 2001 (see Note 6 to our financial statements).

    Interest income, net. Interest income, net for the three months ended March 31, 2001 decreased to $1.1 million from $2.1 million for the same period in the prior year. The decrease in interest income, net was due to decreased investments in short-term interest bearing investments as our operations have generated a net cash outflow due to the rate at which we have grown. Interest expense was nominal in both periods.

    Liquidity and Capital Resources

    Cash, cash equivalents and short-term investments were $95.9 million and $62.2 million at December 31, 2000 and March 31, 2001, respectively.

    The results of our operations have generated a net cash outflow due to the rate at which we have grown. Cash flow from operations totaled ($6.0 million) and ($21.9 million) for the three months ended March 31, 2000 and 2001, respectively. The expansion of our operating, sales and marketing, and administrative personnel, the growth of our leased network, office space costs, and other growth-driven operating expenses were the principal contributors to the increase in the net cash outflow between the periods. We expect this outflow to decrease as we reduce the scope of our operations.

    Cash (used in) provided by investing activities was ($19.9 million) and $13.4 million for the three months ended March 31, 2000 and 2001, respectively. During the three months ended March 31, 2001, cash provided by investing activities was due to the sale of $22.1 million in short-term investments, offset by capital expenditures of $8.8 million related primarily to construction of in-building networks completed as of December 31, 2000 and the implementation of our operational support system. During the three months ended March 31, 2000, cash used in investing activities was primarily related to the construction of our in-building networks. As of March 31, 2001, we had made capital expenditures of $123.3 million since inception. We expect future capital expenditures to decrease as we reduce the scope of our operations.

    Cash (used in) provided by financing activities was $180.7 million and ($2.4 million) for the three months ending March 31, 2000 and 2001, respectively. Cash used by financing activities during the three months ended March 31, 2001 was primarily for the repayment of e-ffinity's original investment in the joint venture of Cypress Canada Communications Inc. During the three months ended March 31, 2000, cash provided by financing activities was primarily from our initial public offering in which we sold 11,500,000 shares of our common stock at $17 per share, netting proceeds of approximately $179.6 million.

    As of March 31, 2001, we had $1,149,000 in capital lease obligations outstanding. These capital lease obligations relate to back-office equipment used for our operational support system and communications equipment. Our capital lease obligations contain no provisions that would limit our future borrowing ability.

    We currently have contracts with several communications providers with minimum purchase obligations for leased voice and data transport, equipment colocation, and other services under terms typically ranging from one to five years. As of March 31, 2001, these minimum purchase commitments totaled approximately $10.8 million through 2005.

    As of March 31, 2001, we had operating lease commitments, primarily related to office space, which totaled $37.7 million.

    Under our license agreements with property owners and/or operators of several office buildings, we are obligated to pay approximately $2.2 million in commissions per year for the next seven years (see Note 7 to our financial statements). Some of these payments relate to buildings that are located in markets where we have suspended our retail operations but maintain certain continuing contractual obligations.

    In September 2000, e-ffinity and Cypress Communications formed Cypress Canada Communications Inc. to provide in-building communications services in Canada. In January 2001, we agreed to repay all of our joint venture partner's interest in the subsidiary, having decided to cease retail operations in Canada, except for potential wholesale operations relating to Cypress Canada's existing networks in four buildings in Toronto, Canada. In March 2001, we paid e-ffinity $2.3 million as redemption of their original investment plus interest earned.

     As of March 31, 2001, we had constructed in-building networks in 562 buildings representing approximately 164 million rentable square feet in 28 major metropolitan areas. In January, 2001, we reduced the scope of our retail business to 13 markets, and on March 21, 2001, we suspended retail operations in 6 additional markets, having determined to concentrate our retail business in Atlanta, Boston, Chicago, Dallas, Houston, Seattle (data products and services only) and Southern California (Los Angeles and Orange County). In connection with our December 2000 restructuring, we recorded a $64.7 million charge in December 2000 related to the impairment of real estate access rights in markets in which we will not provide retail services for the forseeable future and certain fixed assets, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable connection agreements and office leases, and cash severance payments to terminated employees. Of the $64.7 million charge, approximately $57.3 million is related to the impairment of fixed assets and real estate access rights, which should not adversely affect our current or future cash position.

   In March 2001, we revised the December 2000 estimate for office leases based on changes in expected sublease revenues and lease termination charges. This resulted in a change in estimate of the December 2000 charge related to office space commitments. The restructuring accrual for such commitments was reduced to $526,000, requiring the reversal of $1,530,000 of the accrual in first quarter of 2001.

 In connection with our March 2001 restructuring, we recorded a $37.4 million charge in the first quarter of 2001 related to the impairment of certain fixed assets, the impairment of real estate access rights in the six additional markets in which we suspended retail operations for the foreseeable future, the cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communications agreements and office leases and cash severance payments to terminated employees (see Note 6 to our financial statements for further information). Of the $37.4 million charge, approximately $31.4 million is related to the impairment of fixed assets and real estate access rights, which should not adversely affect our current or future cash position. We expect to incur additional restructuring charges in 2001 related to specifically identifying on-going reductions in personnel as announced in March 2001.

   The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of many factors, some of which we cannot control. These factors include:

-  obtaining favorable prices for circuits and transport;

- our ability to develop, acquire and integrate the necessary operational support systems;

-  the cost of network development in each of our markets;

-  demand for our services;

-  the nature and penetration of new services that we may offer;

- the timing and extent of future acquisitions or investments, if any, and our ability to integrate these acquisitions or investments;

- ability to cease operations in markets where the Company has exited retail operations in a timely and cost efficient manner;

-  regulatory changes;

-  changes in technology and competitive developments beyond our control; and

-  our ability to recruit, hire and retain qualified personnel.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio. We typically do not attempt to reduce or hedge the market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. As of March 31, 2001, a 100 basis point increase or decrease in the average interest rates earned on our investments would impact the fair value of our investment portfolio or related yearly income by approximately $450,000. As of March 31, 2001, we had no debt outstanding, other than capital leases.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

     We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business.


Item 2.  Changes in Securities and Use of Proceeds.

     Consistent with the description of the use of proceeds set forth in the prospectus contained in the Registration Statement, during the first quarter of 2001 we used approximately $33.8 million in proceeds from the initial public offering for the construction of in-building networks, the purchase of communications equipment and working capital and general corporate purposes. To date we have used approximately $117.8 million in proceeds from the initial public offering for the construction of in-building networks, the purchase of communications equipment and working capital and general corporate purposes.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.

     None.


Item 5.  Other Information.

     None.


Item 6.  Exhibits and Reports on Form 8-K.


      (a)  Exhibits


             None.


      (b)  Reports on Form 8-K

On March 19, 2001, the Company filed a Form 8-K (Commission File Number
0-29281).

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYPRESS COMMUNICATIONS, INC.



Date:  May 15, 2001             By:     /s/ W. Frank Blount
                                        -------------------------------
                                        W. Frank Blount
                                        Chairman and Chief Executive Officer