Form 10-Q
period 2001-06-30
CYPRESS COMMUNICATIONS INC
filed 2001-08-14
CIK 1043892

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding at August 1, 2001 was 49,220,000.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED JUNE 30, 2001

Part I.  Financial Information

Item 1.  Financial Statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2000	2001

		(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,108,000	$15,609,000
Short-term investments	67,809,000	32,183,000
Accounts receivable, net	2,499,000	2,930,000
Other accounts receivable	397,000	1,232,000
Prepaid expenses and other	606,000	1,211,000

Total current assets	99,419,000	53,165,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $11,737,000 and $19,105,000 in 2000 and 2001, respectively	101,368,000	90,700,000

OTHER ASSETS:
Real estate access rights, net	121,117,000	88,334,000
Other intangible assets, net	6,743,000	6,289,000
Other	2,758,000	2,595,000

Total other assets	130,618,000	97,218,000

Total assets	$331,405,000	$241,083,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,081,000	$734,000
Accrued expenses	21,403,000	16,728,000
Current portion of capital lease obligations	195,000	409,000

Total current liabilities	25,679,000	17,871,000
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	235,000	583,000

Total liabilities	25,914,000	18,454,000

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 150,000 shares authorized in 2000 and 2001; 48,540,000 and 49,246,000 shares issued and outstanding in 2000 and 2001, respectively	49,000	49,000
Additional paid-in capital	395,399,000	385,529,000
Warrants outstanding	185,187,000	185,187,000
Deferred compensation	(19,663,000)	(8,412,000)
Other comprehensive income	345,000	(23,000)
Accumulated deficit	(255,826,000)	(339,701,000)

Total stockholders' equity	305,491,000	222,629,000

Total liabilities and stockholders' equity	$331,405,000	$241,083,000

The accompanying notes are an integral part of these consolidated balance sheets.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 2001

	2000	2001

REVENUES	$3,310,000	$4,751,000

OPERATING EXPENSES:
Cost of services	3,552,000	6,632,000
Sales and marketing, including noncash compensation expense of $263,000 and $178,000 in 2000 and 2001, respectively	5,525,000	2,480,000
General and administrative, including noncash compensation expense of $1,353,000 and $447,000 in 2000 and 2001, respectively	14,177,000	8,095,000
Amortization of real estate access rights	4,670,000	2,769,000
Depreciation and other amortization	1,785,000	4,170,000
Restructuring and other unusual and infrequent charges	0	4,617,000

Total operating expenses	29,709,000	28,763,000

OPERATING LOSS	(26,399,000)	(24,012,000)
INTEREST INCOME, net	2,601,000	695,000

LOSS BEFORE INCOME TAXES	(23,798,000)	(23,317,000)
INCOME TAX BENEFIT	0	0

NET LOSS	(23,798,000)	(23,317,000)
NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.50)	$(0.48)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	47,779,000	48,143,000

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001

	2000	2001

REVENUES	$5,840,000	$9,408,000

OPERATING EXPENSES:
Cost of services	5,906,000	14,800,000
Sales and marketing, including noncash compensation expense of $536,000 and $348,000 in 2000 and 2001, respectively	7,951,000	6,183,000
General and administrative, including noncash compensation expense of $2,444,000 and $1,034,000, in 2000 and 2001, respectively	22,001,000	19,049,000
Amortization of real estate access rights	7,052,000	6,202,000
Depreciation and other amortization	2,816,000	8,358,000
Restructuring and other unusual and infrequent charges	0	40,527,000

Total operating expenses	45,726,000	95,119,000

OPERATING LOSS	(39,886,000)	(85,711,000)
INTEREST INCOME, net	4,658,000	1,836,000

LOSS BEFORE INCOME TAXES	(35,228,000)	(83,875,000)
INCOME TAX BENEFIT	0	0

NET LOSS	(35,228,000)	(83,875,000)
NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.93)	$(1.74)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	37,763,000	48,101,000

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,228,000)	$(83,875,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	9,868,000	14,560,000
Amortization of deferred compensation	2,765,000	1,382,000
Restructuring and other unusual and infrequent charges	0	38,890,000
Other non-cash items	215,000	(6,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(540,000)	(431,000)
Prepaid expenses and other current assets	(952,000)	867,000
Other assets	(929,000)	84,000
Accounts payable and accrued expenses	2,813,000	(8,489,000)

Net cash used in operating activities	(21,988,000)	(37,018,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57,033,000)	(13,840,000)
Sale of property and equipment	0	5,813,000
Cash acquired in acquisitions	295,000	0
Sale (purchases) of short-term investments, net	(75,890,000)	35,231,000
Other	(252,000)	0

Net cash (used in) provided by investing activities	(132,880,000)	27,204,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of investment in Cypress Canada	0	(2,333,000)
Proceeds from exercise of stock options	209,000	0
Principal payments on capital lease obligations	(133,000)	(240,000)
Proceeds from initial public offering, net of offering costs	179,908,000	0

Net cash provided by (used in) financing activities	179,984,000	(2,573,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	0	(112,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,116,000	(12,499,000)
CASH AND CASH EQUIVALENTS, beginning of period	69,475,000	28,108,000

CASH AND CASH EQUIVALENTS, end of period	$94,591,000	$15,609,000

SUPPLEMENTAL DISCLOSURES:
Common stock issued to acquire SiteConnect	$7,908,000	$0

Assets acquired under capital leases	$0	$802,000

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 2001

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Annual Report on Form 10-K of Cypress Communications for the year ended December 31, 2000. Operating results for the six-month period ended June 30, 2001 are not necessarily an indication of the results that may be expected for the year ended December 31, 2001.

3. CAPITAL TRANSACTIONS

STOCK OPTION REPRICING

             On February 16, 2001, the Company's board of directors approved a plan to reprice certain existing stock options having an exercise price of greater than $2.52 per share. Pursuant to the plan, options to purchase 1,566,788 shares of common stock, having an original weighted average exercise price of $10.25 per share, were repriced to an exercise price of $1.28 per share. In addition, options to purchase 1,619,500 shares of common stock held by certain executive officers of the Company, having an original weighted average exercise price of $5.01 per share, were converted into (i) options to purchase 910,000 shares of common stock at $1.28 per share, and (ii) 496,700 shares of restricted common stock. The Company recorded deferred compensation of $528,000 for the restricted stock, which is being amortized over the three year vesting period. The vesting schedules applicable to the employee stock options affected by this repricing and conversion did not change. The Company accounted for the repriced stock options under the variable accounting method. For the six-month period ending June 30, 2001, Cypress Communications was not required to record any incremental compensation expense related to the repriced options, as the fair value of the Company's common stock was below $1.28 per share as of June 30, 2001.

4. EXECUTIVE COMPENSATION

             On February 16, 2001, Cypress Communications granted 165,000 shares of restricted common stock under an executive compensation agreement with its Chief Executive Officer and, in connection therewith, recorded deferred compensation expense of $175,000, which is being amortized over a 51-month vesting period. According to the terms of the agreement, one-half of the shares would vest if and when the Company's management established, and the Company's board of directors approved, a fully-funded business plan. The vesting of the remaining half of the shares will be accelerated if the Company's closing sales price of common stock exceeds six dollars per share adjusted for stock split, stock dividend, or recapitalization. On March 21, 2001, one-half of the shares vested as a result of the Company's board of director's approval of the Company's fully-funded business plan.

             For the six-months ended June 30, 2001, the Company recorded amortization expense of $95,000 for these restricted shares.

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

             On March 21, 2001, the Company's board of directors approved a revised business plan under which Cypress Communications will concentrate its retail efforts on seven major metropolitan markets. Based on the revised plan, the company continues to offer comprehensive voice and data services in Atlanta, Boston, Chicago, Dallas, Houston, and Southern California (Los Angeles and Orange County). In Seattle, the Company continues to offer its data services only.

             In connection with the revised business plan, the Company announced a reduction of its workforce by 187 employees across all functional areas during the three-months ending March 31, 2001. The Company recorded certain restructuring and other unusual and infrequent charges in first and second quarter of 2001 related to this revised plan.

             A detail of these charges is as follows:

	2000	2001

	4th Qtr.	1st Qtr.	2nd Qtr.	Total
	Amount	Amount	Amount	Amount

Impaired real estate access rights	$47,650,000	$26,583,000	$0	$74,233,000
Impaired property and equipment	9,572,000	4,858,000	0	14,430,000
Impaired property and equipment - previous quarter adjustment			2,000	2,000
Circuit termination charges	5,104,000	1,968,000	0	7,072,000
Office space leases	2,056,000	2,556,000	1,999,000	6,611,000
Office space leases - previous quarter adjustment		(1,530,000)	1,717,000	187,000
Severance benefits	258,000	1,475,000	899,000	2,632,000
Other	106,000	0	0	106,000

Total	$64,746,000	$35,910,000	$4,617,000	$105,273,000

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

             Restructuring charges include the Company's estimate of costs it may incur to terminate contracts it has with communications service providers to purchase circuits and connectivity, as well as charges for office space lease commitments in markets where the Company has exited retail operations, net of an estimate for sublease rentals. The restructuring charge also includes severance benefits for employees terminated in the six-months ending June 30, 2001. Restructuring costs were accrued in accordance with EITF 94-3.

             In the December 2000 restructuring charge, the Company recorded a $2,056,000 accrual for office space lease commitments in markets in which the Company suspended retail services, net of estimated sublease revenues. This accrual was based upon company estimates which were considered most likely at the time. In March 2001, the Company revised this estimate based on changes in expected sublease revenues and lease termination charges. This resulted in a change in estimate of the December 2000 charge related to office space commitments. The restructuring accrual for such commitments was reduced to $526,000, requiring the reversal of $1,530,000 of the accrual in March 2001.  In June 2001, the Company revised the December 2000 and March 2001 charges related to office space commitments.  Due primarily to declining market conditions in the San Francisco office space market, the Company increased the restructuring accrual for these commitments by $1,717,000.  The Company also recorded additional office space charges of $1,999,000 related to excess space in markets where the Company expects to continue retail operations but with a smaller workforce.

             The Company also revised the December 2000 and March 2001 charges related to impaired property and equipment.  The value of Internet equipment and other miscellaneous equipment in discontinued retail markets with a net book value of $2.5 million was estimated to be impaired.  The value of this additional impairment was offset by a $2.5 million revision to the salvage value of certain previously expensed equipment.

             Impaired real estate access rights and property and equipment charges are non-cash charges.  Circuit termination charges, office space leases and severance benefits are cash charges.  A portion of these changes were accrued as follows:

	2000	2001

	4th Qtr.	1st Qtr.	2nd Qtr.	Total
	Accrual	Accrual	Accrual	Accrual

Circuit termination charges	$5,104,000	$1,968,000	$0	$7,072,000
Office space leases	2,056,000	1,026,000	3,716,000	6,798,000
Severance benefits	258,000	615,000	122,000	995,000
Other	106,000	0	0	106,000

Total	$7,524,000	$3,609,000	$3,838,000	$14,971,000

             Cash payments related to these accruals are listed below:

	2000	2001

	4th Qtr.	1st Qtr.	2nd Qtr.	Total
	Payments	Payments	Payments	Payments

Circuit termination charges	$0	$0	$0	$0
Office space leases	0	197,000	1,485,000	1,682,000
Severance benefits	0	258,000	615,000	873,000
Other	0	106,000	0	106,000

Total	$0	$561,000	$2,100,000	2,661,000

Net Accrual at June 30, 2001				$12,310,000

             Severance in the amount of $1,637,000 was paid when expensed.

7. COMMITMENTS

             Certain communication license agreements include the requirement to pay the property owner or operator a base fee. As of June 30, 2001, the aggregate minimum obligation under these agreements was approximately $2.2 million per year for approximately the next seven years.

             In 2001, the Company entered into additional capital lease agreements to finance the purchase of computer hardware related to the implementation of its operational support system. As of June 30, 2001, future minimum lease obligations under these new agreements were $159,000, $319,000 and $319,000 for 2001, 2002 and 2003 respectively.

             The Company currently has contracts with several communications providers with minimum purchase obligations for leased transport under terms typically ranging from two to five years. As of June 30, 2001, approximate future minimum purchase commitments were as follows:

2001	$3,817,000
2002	3,474,000
2003	984,000
2004	461,000
2005	177,000

$8,913,000

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

             This report contains forward-looking statements within the meaning of the Federal securities laws. Forward-looking statements include all statements, estimates, projections, expectations or predictions about future events and often include words such as "estimate," "projects," "will," "targets," "expects," "believe," "is designed to" and other words or expressions indicating statements about the future. Without limiting the foregoing, forward-looking statements in this report include statements relating to the company's plans, objectives, expectations and prospects under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." Reliance should not be placed on forward-looking statements because they involve known and unknown risks and uncertainties which may cause the actual results, performance or achievements of the company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties, include, among other things whether the company will achieve targeted cost reductions and greater operational efficiencies as a result of its revised business plan, the effects of focusing on a limited number of markets, whether the company will be successful in implementing its wholesale strategy, the company's ability to manage its restructuring, the amount and timing of restructuring charges, the ability to successfully sell voice and data services, whether the company will be successful in improving its operations, provisioning and other core processes, the effect of new regulations governing communications access and services, whether the company will be able to maintain its Nasdaq listing, and other risks and uncertainties detailed from time to time in the company's Securities and Exchange filings. The company disclaims any obligation to update any of the forward-looking statements contained herein to reflect future events or developments.

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

             We began providing communications services and operating in-building networks in Atlanta, Georgia in June of 1996. As of June 30, 2001, we had constructed in-building networks in 562 buildings representing approximately 164 million rentable square feet in 28 major metropolitan markets. Overall, as of June 30, 2001, we had license agreements giving us the right to operate our networks in over 1,000 buildings representing more than 250 million rentable square feet.

             In January 2001, in an effort to conserve existing capital, refine core business practices, streamline operations, increase productivity, and shorten the time needed to achieve positive cash flow, we reduced the scope of our retail business to 13 markets. In connection with this restructuring, we recorded a $64.7 million charge in the fourth quarter of 2000 related to the impairment of certain fixed assets, the impairment of real estate access rights in markets in which we suspended retail services for the foreseeable future, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communications agreements and office leases and cash severance payments to terminated employees.

             On March 21, 2001, we suspended retail business in six additional markets to concentrate retail operations in the following metropolitan areas: Atlanta, Boston, Chicago, Dallas, Houston, Seattle, and Southern California (Los Angeles and Orange County). On March 21, 2001, we also announced plans to reduce our workforce from approximately 400 employees on March 1, 2001, to approximately 200 employees by mid-2001. In connection with this further restructuring, we recorded a $35.9 and $4.6 million charge in the first quarter and second quarter of 2001, respectively, related to the impairment of certain fixed assets, the impairment of real estate access rights in the six additional markets in which we suspended retail operations for the foreseeable future, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communications agreements and office leases, and cash severance payments to terminated employees (see Note 6 to our financial statements for further information).

Results of Operations

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

             Revenues. Revenues for the three months ended June 30, 2001 increased 44% to $4.8 million from $3.3 million for the same period in the prior year. This increase relates to the addition of new customers and providing additional services to existing customers.

             Cost of services. Cost of services for the three months ended June 30, 2001 increased 87% to $6.6 million from $3.6 million for the same period in the prior year. The increase in cost of services was primarily due to an increase in the average number of active in-building networks in the second quarter of 2001 compared to the second quarter of 2000. The average number of active buildings for the three months ended June 30, 2001 was 366, which is a 36% increase over the average number of active buildings for the three months ended June 30, 2000.  Active networks include constructed in-building networks that are connected to local, long distance and Internet providers for the provision of voice and/or data communication services.  As of June 30, 2001, we had 324 active in-building networks versus 418 as of June 30, 2000. Cost of services increased despite the lower number of active buildings because the majority of buildings included in the Company’s restructuring were not deactivated until June 2001.  Additional increases in costs of services are attributable to increased penetration in mature buildings and increased Internet backbone costs.

             Sales and marketing expenses. Sales and marketing expenses for the three months ended June 30, 2001 decreased 56% to $2.4 million from $5.5 million for the same period in the prior year. $1.8 million of this decrease in expenses was due to a reduction in marketing activities, including print media, and $1.7 million of this decrease was due to a reduction in the number of sales and marketing personnel and their related compensation, travel and other expenses. These decreases were offset by a $0.4 million increase in revenue sharing payments made to property owners with whom we have license agreements.

             General and administrative expenses. General and administrative expenses for the three months ended June 30, 2001 decreased 43% to $8.1 million from $14.2 million for the same period in the prior year. The decrease in general and administrative expenses was due to a $5.2 million decrease in salaries, benefits and other expenses related to the decrease in personnel as a result of the Company’s restructuring; a $0.9 million decrease in non-cash compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant due to employee turnover; and a $0.2 million decrease in accounting, consulting and legal fees. These decreases were offset by a $0.2 million increase in insurance, taxes and other miscellaneous expenses.

             Amortization of Real Estate Access Rights. Amortization of real estate access rights for the three months ended June 30, 2001 decreased 41% to $2.8 million from $4.7 million for the same period in the prior year. The amortization of real estate access rights represents the amortization of the value of warrants issued to property owners or operators over the terms ofthe related license agreements, which are generally ten years.  A portion of these real estate access rights were written-off in connection with the Company’s restructuring in the fourth and first quarters of 2000 and 2001, respectively (see Note 6 to our financial statements for further information).

             Depreciation and other amortization. Depreciation and other amortization for the three months ended June 30, 2001 increased 134% to $4.2 million from $1.8 million for the same period in the prior year. $1.9 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment and $0.5 million of this increase was due to depreciation of computers and other back-office equipment.

             Restructuring and other unusual and infrequent charges. In the second quarter of 2001, we recorded a $2.9 million restructuring charge related to the impairment of certain fixed assets, the termination of office leases prior to their expiration, and cash severance payments to terminated employees.  $2.0 million of this charge was for the estimated costs to terminate contracts for office space commitments and $0.9 million of this charge was for severance benefits paid to terminated employees.  We also revised our fourth quarter 2000 and first quarter 2001 estimates with respect to terminating office space commitments by $1.7 million primarily due to declining market conditions in the San Francisco office space market (see Note 6 to our financial statements).

             Interest income, net. Interest income, net for the three months ended June 30, 2001 decreased to $0.7 million from $2.6 million for the same period in the prior year. The decrease in interest income, net was due to decreased investments in short-term interest bearing securities to fund our operations. Interest expense was nominal in both periods.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

             Revenues. Revenues for the six months ended June 30, 2001 increased 62% to $9.4 million from $5.8 million for the same period in the prior year. $3.4 million of the increase was due to the addition of new customers and providing additional services to existing customers. $0.2 million of the increase resulted from the acquisition of the assets and customers of SiteConnect in April 2000.

             Cost of services. Cost of services for the six months ended June 30, 2001 increased 151% to $14.8 million from $5.9 million for the same period in the prior year. The incrase in cost of services was primarily due to an increase in the average number of active in-building networks in the first six months of 2001 compared to the first six months of 2000.  As of June 30, 2001, we had deconstructed active networks in 104 buildings.  We had 324 active in-building networks as of June 30, 2001 versus 418 as of June 30, 2000. Active networks include constructed in-building networks that are connected to local, long distance and Internet providers for the provision of voice and/or data communication services. Cost of services increased despite the lower number of active buildings because the majority of deconstructed buildings were not deconstructed until June 2001.  The average number of lit buildings for the six months ended June 30, 2001 was 82% greater than the average number of active lit buildings for the six months ended June 30, 2000.  Additional increases in costs of services are attributable to increased penetration in mature buildings and increased Internet backbone costs.

             Sales and marketing expenses. Sales and marketing expenses for the six months ended June 30, 2001 decreased 23% to $6.2 million from $8.0 million for the same period in the prior year. $1.7 million of this decrease in expenses was due to a reduction in spending on print media, and $0.9 million of this decrease in expenses was due to a decrease in the number of sales and marketing personnel and their related compensation and expenses.  These decreases were offset by a $0.8 million increase in revenue sharing payments made to property owners with whom we have license agreements.

             General and administrative expenses. General and administrative expenses for the six months ended June 30, 2001 decreased 13% to $19.1 million from $22.0 million for the same period in the prior year. The decrease in general and administrative expenses was due to a $3.1 million decrease in salaries, benefits and other expenses related to the Company’s restructuring; a $1.4 million decrease in non-cash compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant due to employee turnover; and a $0.2 million decrease in various operating expenses as the Company continues to restructure operations and reduce costs. These decreases were offset by a $1.1 million increase in rent expense and $0.7 million increase in accounting, consulting and legal fees.

             Amortization of Real Estate Access Rights. Amortization of real estate access rights for the six months ended June 30, 2001 decreased 12% to $6.2 million from $7.1 million for the same period in the prior year. The amortization of real estate access rights represents the amortization of the value of warrants issued to property owners or operators over the terms of the related license agreements, which are generally ten years.  A portion of these real estate access rights were written off in connection with the Company’s restructuring in the fourth and first quarters of 2000 and 2001, respectively (see Note 6 to our financial statements for further information).

             Depreciation and other amortization. Depreciation and other amortization for the six months ended June 30, 2001 increased 197% to $8.4 million from $2.8 million for the same period in the prior year. $4.4 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment; $1.0 million of this increase was due to depreciation of computers and other back-office equipment; and $0.2 million of this increase was due to depreciation and amortization of tangible and intangible assets obtained through the acquisition of SiteConnect.

             Restructuring and other unusual and infrequent charges. In the first six months  of 2001, we recorded a $40.3 million restructuring charge related to the impairment of certain fixed assets, the impairment of real estate access rights, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communication agreements and office leases and cash severance payments to terminated employees.  We revised our fourth quarter and first quarter estimates of the cost to terminate office leases by a net $0.2 million based on more favorable results than expected in negotiating the termination or subleasing of several office space leases and the declining outlook of other office real estate markets, primarily San Francisco (see Note 6 to our financial statements).

             Interest income, net. Interest income, net for the six months ended June 30, 2001, decreased to $1.8 million from $4.7 million for the same period in the prior year. The decrease in interest income, net was due to decreased investments in short-term interest bearing securities to fund our operations. Interest expense was nominal in both periods.

Liquidity and Capital Resources

             Cash, cash equivalents and short-term investments were $95.9 million and $47.8 million at December 31, 2000, and June 30, 2001, respectively.

             The results of our operations have generated a net cash outflow due to the rate at which we have grown. Cash flow from operations totaled ($22.0 million) and ($37.0 million) for the six months ended June 30, 2000 and 2001, respectively. The expansion of our operating, sales, marketing and administrative personnel, the growth of our leased network, office space costs, and other growth-driven operating expenses were the principal contributors to the increase in the net cash outflow between the periods. We expect this outflow to decrease as we reduce the scope of our operations.

             Cash (used in) provided by investing activities was ($132.9 million) and $27.2 million for the six months ended June 30, 2000 and 2001, respectively. During the six months ended June 30, 2001, cash provided by investing activities was due to the sale of $35.2 million in short-term investments and $5.8 million of property, plant and equipment.  These sales were offset by capital expenditures of $13.8 million related primarily to construction of in-building networks completed as of December 31, 2000, and the implementation of our operational support system.  The property plant and equipment sold were excess inventory and deconstructed assets related to the Company’s restructuring.  During the six months ended June 30, 2000, cash used in investing activities was primarily related to the construction of our in-building networks. As of June 30, 2001, we had made capital expenditures of $128.3 million since inception. We expect future capital expenditures to decrease as we reduce the scope of our operations.

             Cash provided by (used in) financing activities was $180.0 million and ($2.6 million) for the six months ending June 30, 2000 and 2001, respectively. Cash used by financing activities during the six months ended June 30, 2001 was primarily for the repayment of e-ffinity's original investment in the joint venture of Cypress Canada Communications Inc. During the six months ended June 30, 2000, cash provided by financing activities was primarily from our initial public offering in which we sold 11,500,000 shares of our common stock at $17 per share, netting proceeds of approximately $179.6 million.

             As of June 30, 2001, we had $993,000 in capital lease obligations outstanding. These capital lease obligations relate to back-office equipment used for our operational support system and communications equipment. Our capital lease obligations contain no provisions that would limit our future borrowing ability.

             We currently have contracts with several communications providers with minimum purchase obligations for leased voice and data transport, equipment colocation, and other services under terms typically ranging from one to five years. As of June 30, 2001, these minimum purchase commitments totaled approximately $8.9 million through 2005 (see Note 7 to our financial statements for further information).

             As of June 30, 2001, we had operating lease commitments, primarily related to office space, which totaled $14.9 million.

             Under our license agreements with property owners and/or operators of several office buildings, we are obligated to pay approximately $2.2 million in commissions per year for the next seven years (see Note 7 to our financial statements). Some of these payments relate to buildings that are located in markets where we have suspended our retail operations but maintain certain continuing contract obligations.

             In September 2000, e-ffinity and Cypress Communications formed Cypress Canada Communications Inc. to provide in-building communications services in Canada. In January 2001, we agreed to repay all of our joint venture partner's interest in the subsidiary, having decided to cease retail operations in Canada, except for potential wholesale operations relating to Cypress Canada's existing networks in four buildings in Toronto, Canada. In March 2001, we paid e-ffinity $2.3 million as return of their original investment plus interest earned.

             As of June 30, 2001, we had constructed in-building networks in 562 buildings representing approximately 164 million rentable square feet in 28 major metropolitan areas. In January, 2001, we reduced the scope of our retail business to 13 markets, and on March 21, 2001, we suspended retail operations in 6 additional markets, having determined to concentrate our retail business in Atlanta, Boston, Chicago, Dallas, Houston, Seattle (data products and services only) and SouthernCalifornia (Los Angeles and Orange County). In connection with our December 2000 restructuring, we recorded a $64.7 million charge in December 2000 related to the impairment of real estate access rights in markets in which we will not provide retail services for the forseeable future and certain fixed assets, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable connection agreements and office leases, and cash severance payments to terminated employees. Of the $64.7 million charge, approximately $57.3 million is related to the impairment of fixed assets and real estate access rights, which should not adversely affect our current or future cash position.

             In March 2001, we revised the December 2000 estimate of the cost of terminating office leases based on changes in expected sublease revenues and lease termination charges. This resulted in a change in estimate of the December 2000 charge related to office space commitments.  The restructuring accrual for such commitments was reduced to $526,000, requiring the reversal of $1,530,000 of the accrual in first quarter of 2001.

             In June 2001, the Company revised the December 2000 and March 2001 charges related to office space commitments.  Due primarily to declining market conditions in the San Francisco office space market, the Company increased the restructuring accrual for these commitments by $1,717,000.

             In connection with our March 2001 restructuring, we recorded a $40.5 million charge in the first six months of 2001 related to the impairment of certain fixed assets, the impairment of real estate access rights in the six additional markets in which we suspended retail operations for the foreseeable future, the cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communications agreements and office leases, and cash severance payments to terminated employees (see Note 6 to our financial statements for further information). Of the $40.5 million charge, approximately $31.4 million is related to the impairment of fixed assets and real estate access rights, which should not adversely affect our current or future cash position.  We expect to incur additional restructuring charges in 2001 related to specifically identifying on-going reductions in personnel as announced in March 2001.

             The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of many factors, some of which we cannot control. These factors include:

•	obtaining favorable prices for circuits and transport;

•	our ability to develop, acquire and integrate the necessary operational support systems;

•	the cost of network development in each of our markets;

•	demand for our services;

•	the nature and penetration of new services that we may offer;

•	the timing and extent of future acquisitions or investments, if any, and our ability to integrate these acquisitions or investments;

•	ability to cease operations in abandoned markets in a timely and cost efficient manner;

•	regulatory changes;

•	changes in technology and competitive developments beyond our control; and

•	our ability to recruit, hire and retain qualified personnel.

             During the first quarter of 2001, the company adopted a revised business plan that is designed to fully fund ongoing business operations and generate positive cash flow in the second half of 2003.  As of June 30, 2001, the company maintained sufficient capital resources to fund continuing business operations in accordance with that plan.  The company is monitoring its progress against the revised plan and may adjust business operations as necessary to accommodate plan requirements.

Recent Accounting Pronouncements

             We adopted Securities and Exchange Commission SAB No. 101, "Revenue Recognition in Financial Statements" in 2000. This did not have a material effect on our financial statements. SFAS No. 133, "Accounting for Derivatives," which is effective January 1, 2001, for the Company, did not have a material effect on our financial statements.

             In July 2001, the Financial Accounting Standards Board (FASB)issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being reallocated into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.    The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.  The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

             Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio. We typically do not attempt to reduce or hedge the market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. As of June 30, 2001, a 100 basis point increase or decrease in the average interest rates earned on our investments would impact the fair value of our investment portfolio or related yearly income by approximately $320,000. As of June 30, 2001, we had no debt outstanding, other than capital leases.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

             We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business.

Item 2.  Changes in Securities and Use of Proceeds.

             Consistent with the description of the use of proceeds set forth in the prospectus contained in the Registration Statement, during the first six months of 2001 we used approximately $48.1 million in proceeds from the initial public offering for the construction of in-building networks, the purchase of communications equipment and working capital and general corporate purposes.  To date we have used approximately $132.1 million in proceeds from the initial public offering for the construction of in-building networks, the purchase of communications equipment and working capital and general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

             None.

Item 4.  Submission of Matters to a Vote of Security Holders.

             We held our annual meeting of shareholders on May 22, 2001.  Our shareholders voted to elect Laurence S. Grafstein, Randall A. Hack and P. Eric Yopes as Class II directors.  The three Class II directors were elected to serve until our 2004 annual meeting and until their successors are duly elected and qualified.  The votes cast for, and withheld from, the election of the aforementioned directors are listed below:

	Votes Cast For	Votes Withheld From

Laurence S. Grafstein	35,814,238	63,068
Randall A. Hack	35,823,953	53,353
P. Eric Yopes	35,823,853	53,453

             The company did not submit any other matters to a vote of security holders during the second quarter of 2001.  However, on June 27, 2001, the company announced that its board of directors would solicit votes from its shareholders to approve a reverse split of the company’s issued and outstanding shares in an effort to increase the market price per share of the company’s common stock above $1.00, i.e., the minimum closing bid price required to maintain a listing on The Nasdaq National Market, as described below.

             On April 5, 2001, Cypress Communications received notice from Nasdaq that the company had ninety days to regain compliance with Nasdaq’s minimum closing bid price requirement.  On June 27, 2001, the company announced that its board of directors would solicit proxies to allow a reverse split of the company’s issued and outstanding common stock in an effort to maintain its Nasdaq listing.  On July 6, 2001, the company received a Nasdaq Staff Determination that the company’s failure to comply with the minimum closing bid price requirement subjects the company’s securities to delisting as of July 16, 2001, unless the company requests a hearing before a Nasdaq Listing Qualifications Panel by July 13, 2001. On July 12, 2001, the company requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the delisting of its securities.  By letter dated July 13, 2001, Nasdaq notified the company that the hearing will take place on August 24, 2001, and the company’s securities will continue to be traded on The Nasdaq National Market pending the outcome of the appeal. On July 17, 2001, the company filed a Schedule 14A Information Proxy Statement with the Securities and Exchange Commission (Commission File Number 00-29281), wherein the company notified its stockholders that the company will convene a special meeting of stockholders on August 17, 2001, to consider and act upon an amendment to the Cypress Communications' Second Amended and Restated Certificate of Incorporation to permit a reverse stock split at a ratio not to exceed one-for-fifteen.

             While there can be no assurance that the Nasdaq Listing Qualifications Panel will grant Cypress Communications’ request for continued listing, the company believes that the Panel will view its reverse split proposal favorably.  If, following the reverse stock split, the per share price of the company’s common stock exceeds $1.00 for ten consecutive trading days, the company believes that Nasdaq may withdraw the delisting action.

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

             (a)         Exhibits

             None.

             (b)        Reports on Form 8-K

             There were no reports filed by the Company on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS COMMUNICATIONS, INC.

Date: August 14, 2001	By:	/s/ W. Frank Blount

W. Frank Blount
Chairman and Chief Executive Officer