Form 10-Q
period 2001-09-30
CYPRESS COMMUNICATIONS INC
filed 2001-11-14
CIK 1043892

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission file number 0-29281

CYPRESS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2330270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of common stock outstanding at November 2, 2001 was 4,926,000.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Part I.  Financial Information

Item 1.  Financial Statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
	2000	2001
		(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,108,000	$9,519,000
Short-term investments	67,809,000	30,119,000
Accounts receivable, net	2,499,000	3,046,000
Other accounts receivable	397,000	1,243,000
Prepaid expenses and other	606,000	579,000

Total current assets	99,419,000	44,506,000

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $11,737,000 and $21,077,000 in 2000 and 2001, respectively	101,368,000	61,565,000

OTHER ASSETS:
Real estate access rights, net	121,117,000	84,506,000
Other intangible assets, net	6,743,000	6,062,000
Other	2,758,000	2,189,000

Total other assets	130,618,000	92,757,000

Total assets	$331,405,000	$198,828,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,081,000	$1,025,000
Accrued expenses	21,403,000	15,533,000
Current portion of capital lease obligations	195,000	408,000

Total current liabilities	25,679,000	16,966,000
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS	235,000	484,000

Total liabilities	25,914,000	17,450,000

STOCKHOLDERS' EQUITY:
Common stock, $.001 par value; 150,000,000 shares authorized in 2000 and 2001; 4,854,000 and 4,926,000 shares issued and outstanding in 2000 and 2001, respectively	5,000	5,000
Additional paid-in capital	395,443,000	384,816,000
Warrants outstanding	185,187,000	185,187,000
Deferred compensation	(19,663,000)	(7,040,000)
Other comprehensive income	345,000	32,000
Accumulated deficit	(255,826,000)	(381,622,000)

Total stockholders' equity	305,491,000	181,378,000

Total liabilities and stockholders' equity	$331,405,000	$198,828,000

The accompanying notes are an integral part of these consolidated balance sheets.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

	2000	2001
REVENUES	$3,589,000	$4,703,000

OPERATING EXPENSES:
Cost of services	5,053,000	5,231,000
Sales and marketing, including noncash compensation expense of $164,000 and $178,000 in 2000 and 2001, respectively	5,201,000	2,402,000
General and administrative, including noncash compensation expense of $1,214,000 and $437,000 in 2000 and 2001, respectively	15,301,000	5,687,000
Amortization of real estate access rights	4,625,000	2,769,000
Depreciation and other amortization	3,000,000	3,996,000
Restructuring and other unusual and infrequent charges	0	27,007,000

Total operating expenses	33,180,000	47,092,000

OPERATING LOSS	(29,591,000)	(42,389,000)
INTEREST INCOME, net	2,709,000	468,000
MINORITY INTEREST IN LOSS	137,000	0

LOSS BEFORE INCOME TAXES	(26,745,000)	(41,921,000)
INCOME TAX BENEFIT	0	0

NET LOSS	(26,745,000)	(41,921,000)
NET LOSS PER COMMON SHARE:
Basic and diluted	$(5.58)	$(8.70)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	4,794,000	4,819,000

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

	2000	2001
REVENUES	$9,430,000	$14,111,000

OPERATING EXPENSES:
Cost of services	10,959,000	20,031,000
Sales and marketing, including noncash compensation expense of $700,000 and $526,000 in 2000 and 2001, respectively	13,152,000	8,585,000
General and administrative, including noncash compensation expense of $3,657,000 and $1,471,000 in 2000 and 2001, respectively	37,302,000	24,736,000
Amortization of real estate access rights	11,677,000	8,971,000
Depreciation and other amortization	5,817,000	12,354,000
Restructuring and other unusual and infrequent charges	0	67,534,000

Total operating expenses	78,907,000	142,211,000

OPERATING LOSS	(69,477,000)	(128,100,000)
INTEREST INCOME, net	7,368,000	2,304,000
MINORITY INTEREST IN LOSS	137,000	0

LOSS BEFORE INCOME TAXES	(61,972,000)	(125,796,000)
INCOME TAX BENEFIT	0	0

NET LOSS	(61,972,000)	(125,796,000)
NET LOSS PER COMMON SHARE:
Basic and diluted	$(15.06)	$(26.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	4,115,000	4,813,000

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,972,000)	$(125,796,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and other amortization	17,494,000	21,325,000
Amortization of deferred compensation	4,142,000	1,997,000
Minority interest	(137,000)	0
Restructuring and other unusual and infrequent charges	0	65,702,000
Other non-cash items	(1,054,000)	445,000
Changes in operating assets and liabilities:
Accounts receivable, net	(891,000)	(547,000)
Prepaid expenses and other current assets	(930,000)	1,495,000
Other assets	(2,051,000)	322,000
Accounts payable and accrued expenses	3,017,000	(9,667,000)

Net cash used in operating activities	(42,382,000)	(44,724,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(79,982,000)	(14,672,000)
Sale of property and equipment	0	6,669,000
Cash acquired in acquisitions	295,000	0
(Purchases) sales of short-term investments, net	(75,947,000)	36,931,000
Other	(252,000)	0

Net cash (used in) provided by investing activities	(155,886,000)	28,928,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Return of investment in Cypress Canada	0	(2,333,000)
Contributions from investor in Cypress Canada	2,450,000	0
Proceeds from exercise of stock options	211,000	0
Principal payments on capital lease obligations	(104,000)	(340,000)
Proceeds from initial public offering, net of offering costs	179,872,000	0

Net cash provided by (used in) financing activities	182,429,000	(2,673,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(100,000)	(120,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(15,939,000)	(18,589,000)
CASH AND CASH EQUIVALENTS, beginning of period	69,475,000	28,108,000

CASH AND CASH EQUIVALENTS, end of period	$53,536,000	9,519,000

SUPPLEMENTAL DISCLOSURES:
Common stock issued to acquire SiteConnect	$7,908,000	$0

Assets acquired under capital leases	$0	$802,000

The accompanying notes are an integral part of these consolidated statements.

CYPRESS COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000 AND 2001

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Annual Report on Form 10-K of Cypress Communications for the year ended December 31, 2000. Operating results for the nine-month period ended September 30, 2001 are not necessarily an indication of the results that may be expected for the year ended December 31, 2001.

3. CAPITAL TRANSACTIONS

REVERSE STOCK SPLIT

             In August 2001, the Company’s board of directors approved a one-for-ten reverse stock split with respect to its outstanding common stock.  All shares of common stock and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this split.

STOCK OPTION REPRICING

             On February 16, 2001, the Company's board of directors approved a plan to reprice certain existing stock options having an exercise price of greater than $25.20 per share. Pursuant to the plan, options to purchase 156,679 shares of common stock, having an original weighted average exercise price of $102.50 per share, were repriced to an exercise price of $12.80 per share. In addition, options to purchase 161,950 shares of common stock held by certain executive officers of the Company, having an original weighted average exercise price of $50.10 per share, were converted into (i) options to purchase 91,000 shares of common stock at $12.80 per share, and (ii) 49,670 shares of restricted common stock. The Company recorded deferred compensation of $528,000 for the restricted stock, which is being amortized over the three-year vesting period. The vesting schedules applicable to the employee stock options affected by this repricing and conversion did not change. The Company accounts for the repriced stock options under the variable accounting method.  For the nine-month period ending September 30, 2001, Cypress Communications was not required to record any incremental compensation expense related to the repriced options, as the fair value of the Company's common stock was below $12.80 per share as of September 30, 2001.

4. EXECUTIVE COMPENSATION

             On February 16, 2001, Cypress Communications granted 16,500 shares of restricted common stock under an executive compensation agreement with its Chief Executive Officer and, in connection therewith, recorded deferred compensation expense of $175,000, which is being amortized over a 51-month vesting period. According to the terms of the agreement, one-half of the shares would vest if and when the Company's management established, and the Company's board of directors approved, a fully funded business plan. The vesting of the remaining half of the shares will be accelerated if the Company's closing sales price of common stock exceeds $60.00 dollars per share adjusted for stock split, stock dividend, or recapitalization. On March 21, 2001, one-half of the shares vested as a result of the Company's board of director's approval of the Company's fully funded business plan.

             For the nine-months ended September 30, 2001, the Company recorded amortization expense of $101,000 for these restricted shares.

5. CYPRESS CANADA

             In September 2000, Cypress Communications and e-ffinity properties, inc. ("e-ffinity") formed Cypress Canada Communications Inc. (“Cypress Canada”) to provide in-building communications services in Canada. Cypress Communications and e-ffinity owned 51% and 49%, respectively, of Cypress Canada. Cypress Canada was originally capitalized with a total of $5 million in cash contributed by Cypress Communications and e-ffinity based on each party's respective ownership percentage.

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

6. RESTRUCTURING AND OTHER UNUSUAL AND INFREQUENT CHARGES

             In December 2000, the Company's board of directors approved a revised business strategy that included several initiatives that were designed to extend the Company's need for additional funding into the second quarter of 2002. The revised strategy included the Company's exit from several markets, as well as cost reductions through employee reductions and other measures. This strategy would focus the Company's retail operations in the following markets: Atlanta, Boston, Chicago, Dallas, Denver, Houston, New Orleans, Phoenix, San Francisco, Seattle, Southern California (Los Angeles and Orange County), South Florida and Washington DC. The Company had originally targeted 28 metropolitan retail markets. The Company also decided to implement wholesale operations in all 28 markets where it had constructed in-building networks whereby the Company would sell access to its in-building networks to other communications providers. In December 2000, the Company recorded a special charge of $64.7 million related to this restructuring.

             In March 2001, the Company continued to revise its strategy by concentrating retail efforts on seven major metropolitan markets including Atlanta, Boston, Chicago, Dallas, Houston, and Southern California (Los Angeles and Orange County) and Seattle.   During the implementation of this strategy, the Company reduced its workforce by 310 employees across all functional areas during the nine-months ending September 30, 2001.

             A detail of the restructuring and other unusual and infrequent charges that the Company recorded in 2000 and 2001 related to restructuring plans are as follows:

	2000	2001
	4th Qtr. Amount	1st Qtr. Amount	2nd Qtr. Amount	3rd Qtr. Amount	Total Amount
Impaired real estate access rights	$47,650,000	$26,583,000	$0	$1,059,000	$75,292,000
Impaired property and equipment	9,572,000	4,858,000	0	15,203,000	29,633,000
Impaired property and equipment - previous quarter adjustment			2,000	10,297,000	10,299,000
Circuit termination charges	5,104,000	1,968,000	0	363,000	7,435,000
Office space leases	2,056,000	2,556,000	1,999,000	0	6,611,000
Office space leases - previous quarter adjustment	0	(1,530,000)	1,717,000	(228,000)	(41,000)
Severance benefits	258,000	1,475,000	899,000	313,000	2,945,000
Other	106,000	0	0	0	106,000
Total	$64,746,000	$35,910,000	$4,617,000	$27,007,000	$132,280,000

The Company recorded impairment charges in accordance with SFAS No. 121 to write off the net book value of real estate access rights related to the buildings in which the Company has suspended retail services.   The Company also recorded certain charges for the impairment of property and equipment.  Restructuring charges include the Company's estimate of costs it may incur to terminate contracts it has with communications service providers to purchase circuits and connectivity, as well as charges for office space lease commitments in markets where the Company has exited or reduced retail operations, net of an estimate for sublease rentals. The restructuring charge also includes severance benefits for employees terminated in the nine months ending September 30, 2001. Restructuring costs were accrued in accordance with EITF 94-3.

             In 2000 and 2001, the Company recorded impairment charges related to i) property and equipment that the Company has not placed in service, no longer plans to use, and expects to sell at a discount from its net book value, and ii) property and equipment deployed in buildings in which the Company does not plan to provide retail services and that the Company believes has no salvage value. Property and equipment expected to be sold was written down to its estimated fair value based upon third party quotes to purchase such property and equipment.  In each quarter during 2001, the Company revised previous estimates based on actual transactions and changes in market conditions.  In the second quarter of 2001, the value of Internet equipment and other miscellaneous equipment in discontinued retail markets with a net book value of $2.5 million was estimated to be impaired.  The value of this additional impairment was offset by a $2.5 million revision to the salvage value of certain previously expensed equipment.

In the third quarter of 2001, the Company ceased development and implementation of new billing, customer service and provisioning systems.  These systems had a net book value of approximately $14.0 million which was expensed in September 2001.  Additionally, in the third quarter of 2001, Cypress Communications decided to exit retail service in 30 buildings in active markets resulting in an impairment charge of $670,000 for property and equipment and $1.1 million for the write-off of related real estate access rights.  In the third quarter of 2001, the Company also determined that leasehold improvements relating to switch rooms in buildings where the Company has exited retail operations were impaired and had no salvage value.  These assets had a net book value of $7.3 million in discontinued markets and $482,000 in markets where we are providing retail services.  An additional reserve of  $3.0 million was also recorded in the third quarter of 2001 for changes in the estimated net book value of other property and equipment identified in previous quarters.

             In the December 2000 restructuring charge, the Company recorded a $2.1 million accrual for office space lease commitments in markets in which the Company suspended retail services, net of estimated sublease revenues. This accrual was based upon Company estimates that were considered most likely at the time. In March 2001, the Company revised this estimate based on changes in expected sublease revenues and lease termination charges. This resulted in a change in estimate of the December 2000 charge related to office space commitments. The restructuring accrual for such commitments was reduced to $526,000, requiring the reversal of $1.5 million of the accrual in March 2001.  In March 2001, the Company accrued $2.6 million for commitments under additional leases that the Company no longer planned to use.  In June 2001, the Company revised the December 2000 and March 2001 charges related to office space commitments.  Due primarily to declining market conditions in the San Francisco office space market, the Company increased the restructuring accrual for these commitments by $1.7 million.  The Company also recorded additional office space charges of $2.0 million related to excess space in markets where the Company expects to continue retail operations but with a smaller workforce.    In the third quarter of 2001, the Company revised all excess office space lease commitment reserves based on current market conditions and reduced the total office space lease reserve by $228,000.

             Impaired real estate access rights and property and equipment charges are non-cash charges.  Circuit termination charges, office space leases and severance benefits are cash charges.  A portion of these charges were accrued as follows:

	2000	2001
	4th Qtr. Amount	1st Qtr. Amount	2nd Qtr. Amount	3rd Qtr. Amount	Total Amount
Circuit termination charges	$5,104,000	$1,968,000	$0	$363,000	$7,435,000
Office space leases	2,056,000	1,026,000	3,716,000	(228,000)	6,570,000
Severance benefits	258,000	615,000	122,000	118,000	1,113,000
Other	106,000	0	0	0	106,000
Total	$7,524,000	$3,609,000	$3,838,000	$253,000	$15,224,000

Cash payments related to these accruals are listed below:

	2000	2001
	4th Qtr. Amount	1st Qtr. Amount	2nd Qtr. Amount	3rd Qtr. Amount	Total Amount
Circuit termination charges	$0	$0	$0	$0	$0
Office space leases	0	197,000	1,485,000	616,000	2,298,000
Severance benefits	0	258,000	615,000	122,000	995,000
Other	0	106,000	0	0	106,000
Total	$0	$561,000	$2,100,000	$738,000	$3,399,000

Net Accrual at September 30, 2001					$11,825,000

Severance in the amount of $1,832,000 was paid when expensed.

7. COMMITMENTS

             Certain communication license agreements include the requirement to pay the property owner or operator a base fee. As of September 30, 2001, the aggregate minimum obligation under these agreements was approximately $1.6 million per year for approximately the next seven years.

             In 2001, the Company entered into additional capital lease agreements to finance the purchase of computer hardware related to the implementation of its operational support system. As of September 30, 2001, future minimum lease obligations under these new agreements were $80,000, $319,000 and $319,000 for 2001, 2002 and 2003 respectively.

             The Company currently has contracts with several communications providers with minimum purchase obligations for leased transport under terms typically ranging from two to five years.  As of September 30, 2001, approximate future minimum purchase commitments were as follows:

2001	$1,908,000
2002	3,474,000
2003	984,000
2004	461,000
2005	177,000
$7,004,000

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

             We began providing communications services and operating in-building networks in Atlanta, Georgia in June of 1996. As of December 31, 2000, we had constructed in-building networks in 562 buildings representing approximately 164 million rentable square feet in 28 major metropolitan markets. Overall, as of September 30, 2001, we had license agreements giving us the right to operate our networks in over 1,000 buildings representing more than 250 million rentable square feet.

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

             On March 21, 2001, we suspended retail business in six additional markets to concentrate retail operations in the following metropolitan areas: Atlanta, Boston, Chicago, Dallas, Houston, Seattle, and Southern California (Los Angeles and Orange County). On March 21, 2001, we also announced plans to reduce our workforce from approximately 400 employees on March 1, 2001, to approximately 200 employees by mid-2001. In September 2001, we also suspended retail services in certain buildings in our seven active markets. The company continues to adjust business operations in markets where we provide retail services.  In connection with this further restructuring, we recorded a $35.9, $4.6 and $27.0 million charge in the first, second and third quarters of 2001, respectively, related to the impairment of certain fixed assets, the impairment of real estate access rights in the six additional markets and buildings within retail markets in which we suspended retail operations for the foreseeable future, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communications agreements and office leases, and cash severance payments to terminated employees (see Note 6 to our financial statements for further information).

 Results of Operations

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

             Revenues. Revenues for the three months ended September 30, 2001 increased 31% to $4.7 million from $3.6 million for the same period in the prior year. This increase relates to the addition of new customers and providing additional services to existing customers.

             Cost of services. Cost of services for the three months ended September 30, 2001 increased 2% to $5.2 million from $5.1 million for the same period in the prior year. The increase in cost of services was primarily due to increased penetration in mature buildings. This increase was not proportionate to the increase in revenue due to a decrease in the average number of active in-building networks in the third quarter of 2001 from the third quarter of 2000. Active networks include constructed in-building networks that are connected to local, long distance and Internet providers for the provision of voice and/or data communication services. The average number of active buildings for the three months ended September 30, 2001 decreased 26% to 324 buildings from the 438 buildings during the three months ending September 31, 2000.

             Sales and marketing expenses. Sales and marketing expenses for the three months ended September 30, 2001 decreased 54% to $2.4 million from $5.2 million for the same period in the prior year. $2.2 million of this decrease was due to a reduction in the number of sales and marketing personnel and their related compensation, travel and other expenses and $0.7 million of this decrease in expenses was due to a reduction in marketing activities, including print media. These decreases were offset by a $0.3 million increase in revenue sharing payments made to property owners with whom we have license agreements.

             General and administrative expenses. General and administrative expenses for the three months ended September 30, 2001 decreased 63% to $5.7 million from $15.3 million for the same period in the prior year. The decrease in general and administrative expenses was due to: a $6.8 million decrease in salaries, benefits and other expenses related to the decrease in personnel as a result of the Company’s restructuring; a $0.8 million decrease in non-cash compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant due to employee turnover; a $0.7 million decrease in accounting, consulting and legal fees; a $0.5 million decrease in office space and furniture rent; and a $0.8 million decrease in miscellaneous expenses due to overall cost control efforts.

             Amortization of Real Estate Access Rights. Amortization of real estate access rights for the three months ended September 30, 2001 decreased 39% to $2.8 million from $4.6 million for the same period in the prior year. The amortization of real estate access rights represents the amortization of the value of warrants issued to property owners or operators over the terms ofthe related license agreements, which are generally ten years.  A portion of these real estate access rights was written-off in connection with the Company’s restructuring in 2000 and 2001, resulting in decreased amortization in 2001 (see Note 6 to our financial statements for further information).

             Depreciation and other amortization. Depreciation and other amortization for the three months ended September 30, 2001 increased 33% to $4.0 million from $3.0 million for the same period in the prior year.  This increase was primarily a result of our capital expenditures in the third and fourth quarters of 2000, net of restructuring write-offs in subsequent quarters.   $0.7 million of this increase was due to our in-building networks and related equipment and $0.3 million of this increase was due to computers and other back-office equipment.

             Restructuring and other unusual and infrequent charges. In the third quarter of 2001, we recorded a $27.0 million restructuring charge related to the impairment of certain fixed assets, the impairment of real estate access rights, the estimated cash costs of disconnecting circuits, the termination of office leases prior to their expiration, and cash severance payments to terminated employees.  This charge for the impairment of fixed assets included: $14.0 million related to the abandonment of the Company’s billing, customer service and provisioning systems which were in-development; $7.8 million of leasehold improvements in buildings where the Company had ceased retail operations; $670,000 of equipment in 30 buildings within active markets that the Company decided to terminate retail operations; and $3.0 million for changes in the estimates of previous quarters (see Note 6 to our financial statements).  Additionally, $1.1 million was recorded for the impairment of the real estate access rights associated with the suspension of retail service in 30 building within active markets and $363,000 for the early termination of the circuits associated with these buildings.  $313,000 was related to severances benefits paid to terminated employees and a reduction of $228,000 was recorded due primarily to office space lease transactions in San Francisco and Atlanta (see Note 6 to our financial statements).

             Interest income, net. Net interest income for the three months ended September 30, 2001 decreased to $0.5 million from $2.7 million for the same period in the prior year. The decrease in net interest income was due to reduction in short-term interest bearing securities.  These securities were used to fund our operations. Interest expense was nominal in both periods.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

             Revenues. Revenues for the nine months ended September 30, 2001 increased 50% to $14.1 million from $9.4 million for the same period in the prior year. $4.5 million of the increase was due to the addition of new customers and providing additional services to existing customers. $0.2 million of the increase resulted from the acquisition of the assets and customers of SiteConnect in April 2000.

             Cost of services. Cost of services for the nine months ended September 30, 2001 increased 82% to $20.0 million from $11.0 million for the same period in the prior year. The increase in cost of services was primarily due to increased penetration in mature markets.  In addition, the average number of active lit buildings for the nine months ended September 30, 2001 was 393, 38% greater than the average number of active lit buildings for the nine months ended September 30, 2000.  Active networks include constructed in-building networks that are connected to local, long distance and Internet providers for the provision of voice and/or data communication services.

             Sales and marketing expenses. Sales and marketing expenses for the nine months ended September 30, 2001 decreased 35% to $8.6 million from $13.2 million for the same period in the prior year.  $3.2 million of this decrease in expenses was due to a decrease in the number of sales and marketing personnel and their related compensation and expenses, and $2.5 million of this decrease in expenses was due to a reduction in spending on print media.  These decreases were offset by a $1.1 million increase in revenue sharing payments made to property owners with whom we have license agreements.

             General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2001 decreased 34% to $24.7 million from $37.3 million for the same period in the prior year. The decrease in general and administrative expenses was due to a $9.9 million decrease in salaries, benefits and other expenses related to the Company’s restructuring; a $2.2 million decrease in non-cash compensation related to the issuance of stock options at exercise prices lower than fair value on their dates of grant due to employee turnover; and a $1.1 million decrease in various operating expenses as the Company continues to restructure operations and reduce costs. These decreases were offset by a $0.6 million increase in rent expense.

             Amortization of Real Estate Access Rights. Amortization of real estate access rights for the nine months ended September 30, 2001 decreased 23% to $9.0 million from $11.7 million for the same period in the prior year. The amortization of real estate access rights represents the amortization of the value of warrants issued to property owners or operators over the terms of the related license agreements, which are generally ten years.  A portion of these real estate access rights were written off in connection with the Company’s restructuring in 2000 and 2001, resulting in lower amortization expense in the current period (see Note 6 to our financial statements for further information).

             Depreciation and other amortization. Depreciation and other amortization for the nine months ended September 30, 2001 increased 114% to $12.4 million from $5.8 million for the same period in the prior year. $5.1 million of this increase was due to increased capital expenditures related to deploying our in-building networks and related equipment; $1.3 million of this increase was due to computers and other back-office equipment; and $0.2 million of this increase was due to depreciation and amortization of tangible and intangible assets obtained through the acquisition of SiteConnect.

             Restructuring and other unusual and infrequent charges. In the first nine months of 2001, we recorded a $67.5 million restructuring charge related to the impairment of certain fixed assets, the impairment of real estate access rights, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communication agreements and office leases and cash severance payments to terminated employees.  A portion of these charges relate to adjustments to revisions of our fourth quarter 2000 estimates (see Note 6 to our financial statements).

             Interest income, net. Net interest income for the nine months ended September 30, 2001, decreased to $2.3 million from $7.4 million for the same period in the prior year. The decrease in net interest income was due to reduction in short-term interest bearing securities.  These securities were used to fund our operations. Interest expense was nominal in both periods.

Liquidity and Capital Resources

             Cash, cash equivalents and short-term investments were $95.9 million and $39.6 million at December 31, 2000, and September 30, 2001, respectively.

             The results of our operations have generated a net cash outflow due to the rate at which we have grown. Cash flow from operations totaled ($42.4 million) and ($44.7 million) for the nine months ended September 30, 2000 and 2001, respectively. The expansion of our operating, sales, marketing and administrative personnel, the growth of our leased network, office space costs, and other growth-driven operating expenses were the principal contributors to the increase in the net cash outflow between the periods. We expect this outflow to decrease as we reduce the scope of our operations.

             Cash (used in) provided by investing activities was ($155.9 million) and $28.9 million for the nine months ended September 30, 2000 and 2001, respectively. During the nine months ended September 30, 2001, cash provided by investing activities was due to the sale of $36.9 million in short-term investments and $6.7 million of property, plant and equipment.  These sales were offset by capital expenditures of $14.7 million related primarily to construction of in-building networks completed as of December 31, 2000, and the implementation of our operational support system.  The property plant and equipment sold were excess inventory and deconstructed assets related to the Company’s restructuring.  During the nine months ended September 30, 2000, cash used in investing activities was primarily related to the construction of our in-building networks. As of September 30, 2001, we had made capital expenditures of $129.1 million since inception. We expect future capital expenditures to decrease as we reduce the scope of our operations.

             Cash provided by (used in) financing activities was $182.4 million and ($2.7 million) for the nine months ending September 30, 2000 and 2001, respectively. Cash used by financing activities during the nine months ended September 30, 2001 was primarily for the repayment of e-ffinity's original investment in the joint venture of Cypress Canada Communications Inc. During the nine months ended September 30, 2000, cash provided by financing activities was primarily from our initial public offering, netting proceeds of approximately $179.6 million.

             As of September 30, 2001, we had $892,000 in capital lease obligations outstanding. These capital lease obligations relate to back-office equipment used for our operational support system and communications equipment. Our capital lease obligations contain no provisions that would limit our future borrowing ability.

             We currently have contracts with several communications providers with minimum purchase obligations for leased voice and data transport, equipment colocation, and other services under terms typically ranging from one to five years. As of September 30, 2001, these minimum purchase commitments totaled approximately $7.0 million through 2005 (see Note 7 to our financial statements for further information).

             As of September 30, 2001, we had operating lease commitments, primarily related to office space, which totaled $12.3 million.

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

             In September 2000, e-ffinity and Cypress Communications formed Cypress Canada Communications Inc. to provide in-building communications services in Canada. In January 2001, we agreed to repay all of our joint venture partner's interest in the subsidiary, having ceased retail operations in Canada, except for potential wholesale operations relating to Cypress Canada's existing networks in four buildings in Toronto, Canada. In March 2001, we paid e-ffinity $2.3 million as return of their original investment plus interest earned.

             As of December 31, 2000, we had constructed in-building networks in 562 buildings representing approximately 164 million rentable square feet in 28 major metropolitan areas. In January, 2001, we reduced the scope of our retail business to 13 markets, and on March 21, 2001, we suspended retail operations in 6 additional markets, having determined to concentrate our retail business in Atlanta, Boston, Chicago, Dallas, Houston, Seattle (data products and services only) and Southern California (Los Angeles and Orange County). In connection with our December 2000 restructuring, we recorded a $64.7 million charge in December 2000 related to the impairment of real estate access rights in markets in which we will not provide retail services for the forseeable future, certain fixed assets, the estimated cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable connection agreements and office leases, and cash severance payments to terminated employees. Of the $64.7 million charge, approximately $57.3 million is related to the impairment of fixed assets and real estate access rights, which should not adversely affect our current or future cash position.

             In connection with our March 2001 restructuring, we recorded a $67.5 million charge in the first nine months of 2001 related to the impairment of certain fixed assets, the impairment of real estate access rights in the six additional markets in which we suspended retail operations for the foreseeable future, the cash costs of disconnecting circuits and terminating office leases prior to the expiration of applicable communications agreements and office leases, and cash severance payments to terminated employees (see Note 6 to our financial statements for further information). A portion of these charges relate to adjustments to our December 2000 restructuring.  Of the $67.5 million charge, approximately $58.0 million is related to the impairment of fixed assets and real estate access rights, which should not adversely affect our current or future cash position.  We expect to incur additional restructuring charges in 2001 related to specifically identifying on-going reductions in personnel as announced in March 2001.

             The portion of the 2000 and 2001 restructurings as of September 30, 2001 that we expect to adversely affect our future cash position is as follows:

Circuit termination charges	$7,435,000
Office space leases	4,272,000
Severance benefits	118,000

Total	$11,825,000

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

             During the first quarter of 2001, the company adopted a revised business plan designed to fully fund ongoing business operations and generate positive cash flow in the second half of 2003.  As of September 30, 2001, the company maintained sufficient capital resources to fund continuing business operations in accordance with that plan.  The company is monitoring its progress against the revised plan and may adjust business operations as necessary to accommodate plan requirements.

Recent Accounting Pronouncements

             SFAS No. 133, "Accounting for Derivatives," which is effective January 1, 2001 for the Company, did not have a material effect on our financial statements.

             In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”.  SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.  Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being reallocated into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.  SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles.  Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.  The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002.  Upon adoption, the Company will cease annual goodwill amortization of $544,000 per year.  The Company is in the process of evaluating the other financial statement impacts of adoption of SFAS No. 142.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

             Our exposure to financial market risk, including changes in interest rates and marketable equity security prices, relates primarily to our investment portfolio. We typically do not attempt to reduce or hedge the market exposure on our investment securities because a substantial majority of our investments are in fixed-rate, short-term securities. We do not have any derivative instruments. As of September 30, 2001, a 100 basis point increase or decrease in the average interest rates earned on our investments would impact the fair value of our investment portfolio or related yearly income by approximately $300,000. As of September 30, 2001, we had no debt outstanding, other than capital leases.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

             We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business.

Item 2.  Changes in Securities and Use of Proceeds.

             Consistent with the description of the use of proceeds set forth in the prospectus contained in the Registration Statement, during the first nine months of 2001 we used approximately $56.3 million in proceeds from the initial public offering for the construction of in-building networks, the purchase of communications equipment, working capital and general corporate purposes.  To date we have used approximately $140.3 million in proceeds from the initial public offering for the construction of in-building networks, the purchase of communications equipment and working capital and general corporate purposes.

Item 3.  Defaults Upon Senior Securities.

             None.

 Item 4.  Submission of Matters to a Vote of Security Holders.

             On August 17, 2001, the company held a special meeting of shareholders at which the shareholders were asked to consider and approve a proposal to authorize the company’s Board of Directors to amend the company’s Certificate of Incorporation to effect a reverse split of the company’s common stock at a ratio not to exceed one-for-fifteen, with the size and timing of the reverse split to be determined by the Board of Directors in its discretion.  The proposal was approved by a vote of 38,293,969 votes cast for the proposal, 109,273 votes cast against the proposal.  In addition, shareholders holding 4,125 votes abstained from voting and there were 0 broker non-votes.    The company’s Board of Directors subsequently voted to execute a one-for-ten reverse stock split of the company's common stock, effective August 27, 2001.  The reverse stock split reduced the number of shares of company common stock then issued and outstanding from 49,283,582 to approximately 4,928,358

Item 5.  Other Information.

             None.

Item 6.  Exhibits and Reports on Form 8-K.

             (a)             Exhibits

             None.

             (b)             Reports on Form 8-K

             There were no reports filed by the Company on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYPRESS COMMUNICATIONS, INC.

Date: November 14, 2001	By:	/s/ W. Frank Blount
W. Frank Blount
Chairman and Chief Executive Officer